Form 10QSB
period 2004-03-31
CALIFORNIA NEWS TECH
filed 2004-06-11
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                    For the quarterly period ended March 31, 2004

[ ]        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                                                            For the transition period from __________ to __________

                Commission File Number  000-50762

CALIFORNIA NEWS TECH
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                                                                                                                                          88-0417389
(State or other jurisdiction of incorporation)                                                                                                             (IRS Employer Identification No.)

529 Buchanan St.
San Francisco, California 94102
(Address of principal executive offices)

415-861-3421
(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,506,333 shares of common stock as of May 14, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

(a)     Balance Sheets as of March 31, 2004, and March 31, 2003;
(b)     Statements of Operations three months ended March 31, 2004, and March 31, 2003;
(c)     Statement of Cash Flow – three months ended March 31, 2004 and 2003;
(d)     Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

California News Tech
Balance Sheet Prev Year Comparison
As of March 31, 2004

	Mar 31, 04	Mar 31, 03
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	5,242	30,563

Total Checking/Savings	5,242	30,563

Total Current Assets	5,242	30,563
Fixed Assets
1510 · Equipment & Computers	9,099	9,099
1750 · Accumulated Depreciation	(7,637)	(4,812)

Total Fixed Assets	1,462	4,287
Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	213,739	213,739
1830 · Website Development	31,860	31,860

Total 1800 · Other Assets	300,599	300,599

Total Other Assets	300,599	300,599

TOTAL ASSETS	307,303	335,448

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	46,419	3,716

Total 2000 · Accounts Payable-Trade	46,419	3,716

Total Accounts Payable	46,419	3,716
Other Current Liabilities
2500 · Notes Payable	43,500	67,440

Total Other Current Liabilities	43,500	67,440

Total Current Liabilities	89,919	71,156
Long Term Liabilities
2700 · LT Notes Payable	77,140	0

Total Long Term Liabilities	77,140	0

Total Liabilities	167,059	71,156
Equity
3000 · Capital Stock	7,519	7,519
3030 · Additional Paid-In Capital	889,606	889,606
3040 · Stock Registration Costs	(155,350)	(155,350)
3100 · Retained Earnings	(590,743)	(456,679)
Net Income	(10,788)	(20,804)

Total Equity	140,244	264,292

TOTAL LIABILITIES & EQUITY	307,303	335,448

F1

California News Tech
Profit & Loss w/ Prior Year Comparison
January through March 2004

	Jan - Mar 04	Jan - Mar 03
Ordinary Income/Expense
Income
4000 · Revenue	0	0

Total Income	0	0

Gross Profit	0	0

Ordinary Income/Expense
Expense
4500 · Website Development Costs	0	4,040
5050 · Postage and Delivery	41	26
5060 · Office Expense	0	6
5070 · Office Supplies	65	427
5080 · Telephone	722	804
5110 · Legal & Professional Fees	8,086	5,000
5117 · Professional /Dues	95	0
5120 · Consulting Fees	0	9,000
5130 · Interest Expense	105	105
5150 · Travel & Ent	20	0
5158 · Business Meeting Expenses	0	130
5160 · Travel	73	67
5170 · Company Automobile Expense	306	0
5180 · Repairs	101	0
5200 · Bank Service Charges	120	195
7010 · State Taxes (FTB)	1,055	1,005

Total Expense	10,788	20,804

Net Ordinary Income (Loss)	(10,788)	(20,804)

Net Income (Loss)	(10,788)	(20,804)

F2

California News Tech
Statement of Cash Flows w/Prior Year Comparison
January through March 2004

	Jan - Mar 04	Jan - Mar 03
OPERATING ACTIVITIES
Net Income	(10,788)	(20,804)
Adjustments to reconcile Net Income
to net cash provided by operations:
2000 · Accounts Payable-Trade:2020 · Accounts Payable	7,506	(6,507)
2500 · Notes Payable	0	(1,000)

Net cash provided by Operating Activities	(3,283)	(28,311)
FINANCING ACTIVITIES
3000 · Capital Stock	0	150
3030 · Additional Paid-In Capital	0	9,850

Net cash provided by Financing Activities	0	10,000

Net cash increase for period	(3,283)	(18,311)
Cash at beginning of period	8,524	48,874

Cash at end of period	5,242	30,563

F3

California News Tech
Notes to Financial Statements
As of March 31, 2003

Note 1.     Going Concern Uncertainty and Liquidity

     Without raising additional capital there is doubt as to the ability of the Company to continue. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2003, the accumulated deficit was $590,743 and negative working capital was $73,888. As of March 31, 2004 the accumulated deficit was $601,531 and the negative working capital was $84,677. The Company has primarily funded operations through private placements. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2.     Material Events

     There have been no material or significant events subsequent to the issuance of the audited year-end 2003 financial statements.

Note 3.      Stock Options Plans

     Directors and consultants have been granted options to purcahse common shares The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at March 31, 2004

Grant Date	Exercise Price	Options Outstanding	Options Exercisable
2001	$0.20	0	0
2001-2002	$0.80	328,900	328,900
2002	$1.00	60,500	60,500
2003	$1.00	179,200	179,200
2004	$1.00	56,000	56,000

     According to SFAS 123, options granted to nonemployees are accounted for based on the fair value of the goods or services received or the fair value of the equity instrument issued, whichever can be more reliably measured.

    As the value of services rendered by related parties is a matter of conjecture, the fair value of the options granted is the more reliable measure. The exercise price of the options was the market price of the shares at the grant date, thus giving the options no value and no expense has been recorded.

Note 4      Net Loss per Common Share

     The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

	YTD 3/3/04	Y/E 12/31/03
Shares issuable under stock options	624,600	568,600
Shares issuable pursuant to warrants	0	0

     The weighted average exercise price of stock options was $0.865 and $0.895 at December 31, 2003 and March 31, 2004, respectively.

F4

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Overview

California News Tech was originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. Our initial business model was to generate revenues from sales of advertising space on our company’s website. As the online advertising market has deteriorated, we have shifted our business plan to focus on providing online access to news media analysis for a subscription fee. We call our online news media analysis research product DNAshare’s Media Sentiment Trend? or DNAshare. The central premise behind DNAshare is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can help our customers interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Product and Technology

Our business model relies on the capability of giving our customers near realtime measurement and trend analysis of the media sentiment about the public companies they may wish to track. We create our research product by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use a proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. It does this by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as a whole as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

One reason customers are interested in media sentiment is because they may believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the economy and particular companies. DNAshare uses the methodology described above to measure and describe media sentiment. However, there are many ways to gauge media sentiment and the way we measure it may not be accurate or may be less accurate than other methods. For example, DNAshare does not assign any greater weighting to media reports from major outlets such as USA Today than it does to relatively obscure publications with a much more limited circulation. Thus, our measure of media sentiment does not include any adjustment for the fact that a media report about a company from a major media outlet may have a greater effect upon public perception than would an article from a minor media source. Our product also does not include the analysis of any media reports that do not appear on the internet and thus excludes from consideration a potentially large number of media reports. For example, some television and radio media outlets do not reduce their reports to writing and distribute them on the internet. Such reports are not identified or measured by our product, even though they can be expected to affect overall media sentiment. Another limitation on our product as an accurate measure of media sentiment is that our product does not account for errors introduced by reason of statistically inadequate sample sizes. For example, if there are only a handful of media reports about a particular company during the period of time selected by a customer, the resulting DNAshare graph may not accurately reflect overall media sentiment during that period of time. Although DNAshare discloses the number of media reports used to prepare each graph, we do not purport to identify for our customers whether the results would be considered statistically significant using commonly accepted tools of statistical analysis. The foregoing examples illustrate only some of the limitations inherent in DNAshare that may adversely affect customer acceptance of our product and thus the results of our operations.

In order for a customer/user to access the DNAshare service, the user needs to open an account by entering his/her personal information and submitting payment with a credit card online. Currently, user has the option of subscribing for either one month at $9.95 or for one year at $99.95. After the credit card is validated, the user will receive an email confirming that the transaction has taken place and indicating his/her account information (i.e., user name and password).

The user must then enter the website and input his/her user name and password to enter the DNAshare services. The user will then be prompted to submit information in order to complete and process the research report which they have requested. The user will be required to enter a trading symbol for a company trading on either the Nasdaq or NYSE markets. In addition, the user also will be able to select a symbol from a list of companies that is presented. In order to generate a research report, the user then will be required to enter a specific time period. The user has the option of selecting a period for which he/she would like to conduct the media sentiment analysis by selecting the From and To Years, Months and Days. The user has a significant amount of flexibility when entering the time period. DNAshare is able to generate a research report for a period of a year, month, day, or any combination thereof for a time period going back as far as June 1, 2002.

After the required company and time period information is entered, the user is presented with one bar which gives an average measurement of the media sentiment for the selected company during the selected time period. The bar indicates the percent of the Negative media sentiment, in red, the percent of the Positive media sentiment, in green, the percent of the Neutral media sentiment, in grey. The user has the ability to see graphs that indicate the media sentiment variances by article, day, month, or year. The user will also have the ability to select an individual article, visually, based on the variances in media sentiment and DNAshare would present an abstract of that article along with a link to the original article.

We own the software that we use to create DNAshare, described above. After inception, we purchased the rights and ownership of the initial components of the software from Strategic Information Technology Intl, Inc.

We have filed a U.S. Provisional Patent Application on August 8, 2003 with the United States Patent and Trademark Office for our software. Our application has been assigned Serial No. 60/493,869. We also plan to seek a federally registered trademark for our intellectual property, including the names and logos associated with DNAshare, but have not done so at this time.

A provisional patent application is a short version of a patent application which is used to establish an early filing date for a regular patent application filed at a later point in time. The provisional patent application does not result in the issuance of a patent. It is the company’s obligation to file a regular patent application within a year of the provisional patent application filing date. The failure to do so will result in the provisional patent application becoming useless. The company intends to file for the regular patent application prior to August 8, 2004.

The act of filing a regular patent application does not guaranty that the company will receive a patent. If full patent protection is not granted, the Company may have difficulty safeguarding its proprietary technology. The failure to adequately protect the proprietary technology could result in other competitors utilizing our technology and impair our ability to achieve profitable operations. In the event that a patent is not granted, we will rely on copyrights, trademarks, service marks, agreements and other forms of intellectual protection to safeguard our proprietary technology.

Plan of Operation

For the next twelve months, we will require significant additional capital to support our business infrastructure, including costs of operation, and anticipated expansion. We are currently offering a maximum of 1,000 units for $1,000.00 per unit where the purchase of one unit includes one warrant to purchase 1,000 shares of common stock for $2.00 per share, exercisable for 12 months from the closing date of the offering. Assuming that we are successful in selling all units in this offering, we plan to implement the first and second phases of our marketing plan and make efforts to continually improve our technology systems and product over the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Plan of Operation for Marketing Plan:

During the first phase of our marketing plan, we will target on-line investors. We plan to recruit and use a sales force of independent sales representatives which will work on a commission basis to generate subscription sales. In addition, we plan to generate subscription sales by seeking affiliate relationships with other websites that would place on their website information about our product and links and/or images to our website.

During the second phase of our marketing plan, we plan to target corporations with an online presence, small to medium size online broker companies, financial portals, and financial data distributors. We are still in the process of developing detailed plans to implement this second phase of marketing.

Over the next twelve to twenty-four months we plan to implement the third phase of our marketing plan which is to target major corporations, online broker firms, financial portals and financial data distributors. We are still in the process of developing detailed plans to implement this third phase of marketing

Plan of Operations for Product Development

At the present time, we have released the first version of the DNAshare product which offers the following:

(1)   Media sentiment measurement and trend analysis for Nasdaq and NYSE public companies based on searches of 6,000+ news web sites, including the news sections of the individual company’s web sites.

(2)   The tracking of media sentiment indices for 3 major indices which include the    following:

        (i)      companies which are part of the Nasdaq 100 index);

        (ii)      DNAshare 30 (based on measurements of the media sentiment of the 30 companies which are part of the Dow Jones Industrial Index); and

        (iii)     DNAshare 500 (based on measurements of the media sentiment of the 500 companies which are part of the S&P 500 index).

We have determined that this first version of DNAshare could be improved to offer more powerful search capabilities and cover more news sources and public companies.

During the next twelve months, we also plan to continually improve our technology systems and product. We plan to develop future versions of DNAshare that will increase the number of news sources that will comprise our search engine, seek to implement more user friendly tools for improved use of our product, and improve and further develop the trend graphs. We also plan with updated versions of our product to enable real-time processing of increased news sources.

Our operational objectives with respect to DNAshare are to:
  Position our company as a finely focused informational service provider, and
6

  Commence marketing of DNAshare by the end of the fourth quarter 2004
We intend to increase our employees to handle the additional demands associated with expansion of our customer base when needed. Additional employees may be hired in the following departments: sales, customer service, technical support, website management and development, as well as administration. Furthermore, we will need to lease office space to accommodate the associated growth in the number of employees and computer servers. The cost of purchasing computer servers to service our operations is estimated to be in the range of $10,000 to $20,000. We expect to purchase these computer servers out of the proceeds received from our current public offering.

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees provided we are successful in selling all units in this offering. However, we can provide no certainty or assurance that we will be able to sell any units in this offering or acquire any specific number of customers.

Assuming that we are successful in selling all of the units in our public offering, we anticipate that we will incur the following expenses over the next twelve months:

1.   $180,000 in connection with research and development expenses associated with continually improving our technology systems and product;

2.   $225,000 in connection with the implementation of our marketing and sales plan;

3.   $225,000 in connection with general and administrative expenses; and

4.   $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the
      Securities Exchange Act of 1934;

The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. As of March 31, 2004, we had cash in the amount of $5,242. We have forecasted expenditures of $700,000 for the next twelve months as set forth above. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Results of Operations for the Period Ending March 31, 2004

For the three month period ending March 31, 2004, we had revenue of $0 and total expenses of $10,788 for a net loss of $10,788. For the three month period ending March 31, 2003, we had revenue of $0 and total expenses of $20,804 for a net loss of $20,804. The decrease in expenses from the three month period ended March 31, 2003 to March 31, 2004 is primarily attributable to the lack of consulting fees paid in the current reporting period. For the three month period ended March 31, 2003, we incurred $9,000 in consulting fees, compared to $0 consulting fees incurred in the three month period ended March 31, 2004.

We do not anticipate earning significant revenues until such time as we are able to begin charging subscribers of our online media analysis service, sometime during the fourth quarter of 2004.

During the next twelve months, we will respond accordingly to industry trends. The market is intensely competitive and new companies are entering the market while established companies continue to consider the opportunity to join the online subscription business arena. During this period of time, we will continue to devote more of our resources to marketing and promotional campaigns, while adopting reasonable pricing policies and looking for ways to further develop our website based media analysis service in an economically and efficient manner. As new technology becomes available, we hope to have the financing available to take advantage of the opportunities present in our business market. At the present time, we have no fixed commitments to acquire any capital equipment that would materially affect our financial position. We have not yet been in existence long enough to measure any seasonal impact on profitability and its potential impact on our organization.

Liquidity and Capital Resources

As of March 31, 2004, we had cash of $5,242, compared to cash of $30,563 as of March 31, 2003. As of March 31, 2004, we had a working capital deficit of $84,677. As of March 31, 2003, we had a working capital deficit of $40,594.

As of March 31, 2004, we had insufficient capital to support our intermediate term cash requirements. We must raise additional capital to achieve our business goals and to continue operations. We plan to raise the required financing for our plan of operations over the next twelve months by successfully selling all units in our public offering and through subscription sales.

The successful implementation of our business plan is dependent upon receiving the maximum offering amount. In the event that we receive less than the maximum offering amount, including the sale of only the minimum amount of the offering, management intends to move forward with a scaled-down version of the business plan and seek additional financing in a form that has not been determined at the present time. If additional financing can not be secured, we will continue to operate and implement our business plan, but our chances of success will be significantly diminished and we may be forced to cease operations.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Mr. Marian Munz, and Chief Financial Officer ("CFO"), Mr. Robert C. Jaspar. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2.        Changes in Securities

We did not complete any sales of our securities in the quarter ended March 31, 2004.

Item 3.       Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

On March 6, 2004, we held our annual shareholder meeting. The meeting was called for the purpose of considering and acting upon the following proposals:

      ·   to elect directors of the company
      ·   to approve a change in the compensation program for directors
      ·   to approve an amendment to the our Incentive Stock Option Plan
      ·   to approve the adoption of corporate governance guidelines for officers and directors

The number of votes present in person or by proxy was sufficient to constitute a quorum. A majority of the shareholders approved the following:

      ·    Marian Munz, John Arkoosh, Sr., Martin Barrs, David Hotchkiss, and Robert Jaspar were elected to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.
      ·    The compensation program for directors was changed by eliminating monthly options for internal officers serving as directors, reducing the number of options for monthly external directors, and providing options to all directors for participation in board meetings and special meetings.
      ·    The Incentive Stock Option Plan was amended to limit the maximum number of options to be authorized annually at 15% of the outstanding shares at each year end.
      ·    The company approved the adoption of corporate governance standards for officers and directors.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Articles of Incorporation as Amended [1]
3.3	Bylaws [1]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1      Previously filed as an exhibit to the Registration Statement on Form SB-2 filed July 24, 2003

(b)   Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                CALIFORNIA NEWS TECH

Date:   June 8, 2004                                                                                             /s/ Marian Munz
                                                                                                                            Marian Munz
                                                                                                                            Chief Executive Officer and Director

Date:   June 8, 2004                                                                                              /s/ Robert C. Jaspar
                                                                                                                             Robert C. Jaspar
                                                                                                                             Chief Financial Officer and Director

