Form 10QSB
period 2004-06-30
CALIFORNIA NEWS TECH
filed 2004-08-23
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                  For the quarterly period ended June 30, 2004

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

2,506,333 shares of common stock as of August 16, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

                  (a)     Balance Sheets as of June 30, 2004, and December 31, 2003;
                  (b)     Statements of Operations for the three and six months ended June 30, 2004, and June 30, 2003;
                  (c)     Statement of Cash Flow – six months ended June 30, 2004 and 2003;
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

2

California News Tech                                                                                                                                                                                                             Balance Sheet w/ Prior Year Comparison
As of June 30, 2004 (Unaudited)                                                                                                                                                                  Accrual Basis

	Jun 30, 04	Dec 31, 03
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	3,688	8,525
1005 · Bank of America - Escrow	100	0

Total Checking/Savings	3,788	8,525

Total Current Assets	3,788	8,525
Fixed Assets
1510 · Equipment & Computers	9,099	9,099
1750 · Accumulated Depreciation	(7,637)	(7,637)

Total Fixed Assets	1,462	1,462
Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	213,739	213,739
1830 · Website Development	31,860	31,860

Total 1800 · Other Assets	300,599	300,599

Total Other Assets	300,599	300,599

TOTAL ASSETS	305,850	310,586

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	53,562	38,913

Total 2000 · Accounts Payable-Trade	53,562	38,913

Total Accounts Payable	53,562	38,913
Other Current Liabilities
2500 · Notes Payable	48,500	43,500

Total Other Current Liabilities	48,500	43,500

Total Current Liabilities	102,062	82,413
Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140

Total Long Term Liabilities	77,140	77,140

Total Liabilities	179,202	159,553
Equity
3000 · Capital Stock	7,519	7,519
3030 · Additional Paid-In Capital	889,606	889,606
3040 · Stock Registration Costs	(155,350)	(155,350)
3100 · Retained Earnings	(590,743)	(456,679)
Net Income	(24,385)	(134,064)

Total Equity	126,648	151,033

TOTAL LIABILITIES & EQUITY	305,850	310,586

California News Tech
Profit & Loss w/ Prior Year Comparison
January through June 2004 (Unaudited)                                                                                                                                                     Accrual Basis

Jan - Jun 04 Apr - Jun 04 Jan - Jun 03 Apr - Jun 03
Ordinary Income/Expense
Income
4000 · Revenue	0	0	224	224

Total Income	0	0	224	224

Gross Profit	0	0	224	224
Expense
4500 · Website Development Costs	3,250	3,250	5,190	1,150
4600 · Advertising	0	0	4,546	4,546
5050 · Postage and Delivery	41	0	26	0
5060 · Office Expense	0	0	140	134
5070 · Office Supplies	1,353	1,289	1,795	1,368
5080 · Telephone	1,030	308	1,820	1,016
5110 · Legal & Professional Fees	16,411	8,325	5,000	0
5117 · Professional /Dues	95	0	0	9,000
5120 · Consulting Fees	0	105	18,000	121
5130 · Interest Expense	210	0	226	0
5140 · Licenses and Permits	0	0	179	179
5150 · Travel & Ent	20	0	273	273
5158 · Business Meeting Expenses	0	0	130	0
5160 · Travel	73	0	2,022	1,955
5170 · Company Automobile Expense	306	0	0	0
5180 · Repairs	101	0	0	0
5200 · Bank Service Charges	440	320	285	90
7010 · State Taxes (FTB)	1,055	0	1,005	0
Total Expense	24,385	13,596	40,637	19,833

Net Ordinary Income	(24,385)	(13,596)	(40,412)	(19,608)

Net Income	(24,385)	(13,596)	(40,412)	(19,608)

California News Tech
Statement of Cash Flows w/Prior Year Comparison
January through June 2004 (Unaudited)

Jan - Jun 04 Jan - Jun 03
OPERATING ACTIVITIES
Net Income	(24,385)	(40,412)
Adjustments to reconcile Net Income
to net cash provided by operations:
2000 · Accounts Payable-Trade:2020 · Accounts Payable	14,649	(6,165)
2500 · Notes Payable	5,000	8,000

Net cash provided by Operating Activities	(4,736)	(38,577)

FINANCING ACTIVITIES
3000 · Capital Stock	0	150
3030 · Additional Paid-In Capital	0	9,850

Net cash provided by Financing Activities	0	10,000

Net cash increase for period	(4,736)	(28,577)
Cash at beginning of period	8,524	48,874

Cash at end of period	3,788	20,297

3

California News Tech
Notes to Financial Statements
As of June 30, 2004 (Unaudited)

Note 1.             Going Concern Uncertainty and Liquidity

     Without raising additional capital there is doubt as to the ability of the Company to continue. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2003, the accumulated deficit was $590,743 and negative working capital was $73,888. As of June 30, 2004 the accumulated deficit was $615,127 and the negative working capital was $98,273. The Company has primarily funded operations through private placements. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2.             Material Events

     There have been no material or significant events subsequent to the issuance of the audited year-end 2003 financial statements.

Note 3.             Stock Options Plans

     Directors and consultants have been granted options to purchase common shares. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at June 30, 2004

Grant Date	Exercise Price	Options Outstanding	Options Exercisable
2001	$0.20	0	0
2001-2002	$0.80	328,900	328,900
2002	$1.00	60,500	60,500
2003	$1.00	179,200	179,200
2004	$1.00	116,000	116,000

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

Note 4.             Net Loss per Common Share

     The following potential common shares should be excluded from any calculation of diluted net loss per share for the periods presented because the effect would have been antidilutive:

                                                                                                            YTD 6/30/04                                                             Y/E 12/31/03
Shares issuable under stock options	684,600	568,600
Shares issuable pursuant to warrants	0	0

     The weighted average exercise price of stock options was $0.865 and $0.904 at December 31, 2003 and June 30, 2004, respectively.

4

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

We filed a U.S. Provisional Patent Application on August 8, 2003 with the United States Patent and Trademark Office for our software. This application was assigned Serial No. 60/493,869. A provisional patent application is a short version of a patent application which is used to establish an early filing date for a regular patent application filed at a later point in time. The provisional patent application does not result in the issuance of a patent. It is the company’s obligation to file a regular patent application within a year of the provisional patent application filing date. The failure to do so will result in the provisional patent application becoming useless. We failed to file for the regular patent application prior to August 8, 2004. We intend to submit another Provisional Patent Application with the United States Patent and Trademark Office for our software.

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

Over the twelve to twenty-four months following the closing date of our offering, we plan to implement the third phase of our marketing plan which is to target major corporations, online broker firms, financial portals and financial data distributors. We are still in the process of developing detailed plans to implement this third phase of marketing

Plan of Operations for Product Development

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

During the twelve months following the closing date of our offering, we also plan to continually improve our technology systems and product. We plan to develop future versions of DNAshare that will increase the number of news sources that will comprise our search engine, seek to implement more user friendly tools for improved use of our product, and improve and further develop the trend graphs. We also plan with updated versions of our product to enable real-time processing of increased news sources.

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

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees provided we are successful in selling all units in our current public offering. However, we can provide no certainty or assurance that we will be able to sell any units in this offering or acquire any specific number of customers.

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

The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. As of June 30, 2004, we had cash in the amount of $3,688. We have forecasted expenditures of $700,000 for the next twelve months as set forth above. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Results of Operations for the Period Ending June 30, 2004

For the three month period ending June 30, 2004, we had revenue of $0 and total expenses of $13,596 for a net loss of $13,596. For the three month period ending June 30, 2003, we had revenue of $224 and total expenses of $19,833 for a net loss of $19,833. We do not anticipate earning significant revenues until such time as we are able to begin charging subscribers of our online media analysis service, sometime during the fourth quarter of 2004.

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

Liquidity and Capital Resources

As of June 30, 2004, we had cash of $3,688. As of June 30, 2004, we had a working capital deficit of $98,274.

As of June 30, 2004, we had insufficient capital to support our intermediate term cash requirements. We must raise additional capital to achieve our business goals and to continue operations. We plan to raise the required financing for our plan of operations over the next twelve months by successfully selling all units in our public offering and through subscription sales.

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

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Mr. Marian Munz, and Chief Financial Officer ("CFO"), Mr. Robert C. Jaspar. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.        Changes in Securities

On May 13, 2004, the registration statement filed on Form SB-2 (Commission file number 333-107300) was declared effective. This offering has commenced and is ongoing; however, we did not complete any sales of our securities in the quarter ended June 30, 2004.

Item 3.       Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

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

1       Previously filed as an exhibit to the Registration Statement on Form SB-2 filed July 24, 2003

(b)    Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  CALIFORNIA NEWS TECH

Date:   August 23, 2004                                                                                          /s/ Marian Munz
                                                                                                                              Marian Munz
                                                                                                                              Chief Executive Officer and Director

Date:   August 23, 2004                                                                                          /s/ Robert C. Jaspar
                                                                                                                              Robert C. Jaspar
                                                                                                                              Chief Financial Officer and Director

