Form 10QSB
period 2004-09-30
CALIFORNIA NEWS TECH
filed 2004-11-22
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

    a)     Balance Sheets as of September 30, 2004, and December 31, 2003;
    b)     Statements of Operations for the three and nine months ended September 30, 2004, and September 30, 2003;
    c)     Statement of Cash Flow-nine months ended September 30, 2004 and 2003;
    d)     Notes to Unaudited Financial Statements.

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

California News Tech
Balance Sheet Prev Year Comparison
As of September 30, 2004 (Unaudited)

Dec 31, 03 Sep 30, 04
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	8,525	3,389
1005 · Bank of America - Escrow	0	100
Total Checking/Savings	8,525	3,489

Total Current Assets	8,525	3,489

Fixed Assets
1510 · Equipment & Computers	9,099	9,099
1750 · Accumulated Depreciation	(7,637)	(7,637)
Total Fixed Assets	1,462	1,462

Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	213,739	213,739
1830 · Website Development	31,860	31,860
Total 1800 · Other Assets	300,599	300,599

Total Other Assets	300,599	300,599

TOTAL ASSETS	310,586	305,550

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	38,913	75,363
Total 2000 · Accounts Payable-Trade	38,913	75,363

Total Accounts Payable	38,913	75,363

Other Current Liabilities
2500 · Notes Payable	43,500	53,500
Total Other Current Liabilities	43,500	53,500

Total Current Liabilities	82,413	128,863

Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140
Total Long Term Liabilities	77,140	77,140

Total Liabilities	159,553	206,003

Equity
3000 · Capital Stock	7,519	7,519
3030 · Additional Paid-In Capital	889,606	889,606
3040 · Stock Registration Costs	(155,350)	(155,350)
3100 · Retained Earnings	(456,679)	(590,743)
Net Income	(134,064)	(51,484)
Total Equity	151,033	99,548

TOTAL LIABILITIES & EQUITY	310,586	305,551

F-1

California News Tech
Profit & Loss w/ Prior Year Comparison
January through September 2004 (Unaudited)

Jan - Sep 04 Jul - Sep 04 Jan - Sep 03 Jul - Sep 03
Ordinary Income/Expense
Income
4000 · Revenue	0	0	314	90
Total Income	0	0	314	90

Gross Profit	0	0	314	90

Expense
4500 · Website Development Costs	5,450	2,200	5,990	800
4600 · Advertising	2,564	2,564	4,546	0
4620 · Commission Expense	0	0	80	80
5050 · Postage and Delivery	237	196	54	28
5060 · Office Expense	0	0	140	0

5070 · Office Supplies	2,158	804	1,859	64
5080 · Telephone	2,428	1,357	2,582	762
5110 · Legal & Professional Fees	34,298	17,888	29,257	24,257

5117 · Professional /Dues	95	0	0	0
5120 · Consulting Fees	0	0	27,000	9,000
5130 · Interest Expense	414	204	551	325

5140 · Licenses and Permits	0	0	179	0
5150 · Travel & Ent	277	257	273	0

5158 · Business Meeting Expenses	513	513	344	214
5160 · Travel	871	798	2,022	0
5170 · Company Automobile Expense	306	0	0	0
5180 · Repairs	100	0	0	0

5200 · Bank Service Charges	685	245	385	100
5310 · Prof. Dues and Subscriptions	33	33	0	0

7010 · State Taxes (FTB)	1,055	0	1,005	0

Total Expense	51,484	27,059	76,267	35,630

Net Ordinary Income	(51,484)	(27,059)	(75,953)	(35,540)
Net Income	(51,484)	(27,059)	(75,953)	(35,540)

F-2

California News Tech
Statement of Cash Flows w/Prior year Comparions
As of September 30, 2004 (Unaudited)

Jan - Sep 03 Jan - Sep 04
OPERATING ACTIVITIES
Net Income	(75,953)	(51,484)
Adjustments to reconcile Net Income
to net cash provided by operations:
1210 · Accounts Receivable - Trade	32,028	0
1245 · Allowance for Doubtful Accounts	(32,028)	0
2000 · Accounts Payable-Trade:2020 · Accounts Payable	9,812	36,450
2500 · Notes Payable	17,000	10,000
Net cash provided by Operating Activities	(49,141)	(5,034)

FINANCING ACTIVITIES
3000 · Capital Stock	150	0
3030 · Additional Paid-In Capital	9,850	0
Net cash provided by Financing Activities	10,000	0

Net cash increase for period	(39,141)	(5,034)
Cash at beginning of period	48,874	8,524
Cash at end of period	9,733	3,490

F-3

California News Tech
Notes to Financial Statements
As of September 30, 2004 (Unaudited)

Note 1.     Going Concern Uncertainty and Liquidity

     Without raising additional capital there is doubt as to the ability of the Company to continue.  Historically, the Company has incurred significant losses and negative cash. lows from operations. As of December 31, 2003, the accumulated deficit was $590,743 and negative working capital was $73,888. As of September 30, 2004 the accumulated deficit was $615,127 and the negative working capital was $125,374. The Company has primarily funded operations through private placements. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2.     Material Events

     There have been no material or significant events subsequent to the issuance of the audited year-end 2003 financial statements.

Note 3.     Stock Options Plans

     Directors and consultants have been granted options to purchase common shares The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at September 30, 2004

Grant Date                                    Exercise Price                           Options Outstanding                          Options Exercisable
2001                                                       $0.20                                                        0                                                      0
2001-2002                                              $0.80                                             328,900                                           328,900
2002                                                       $1.00                                               60,500                                             60,500
2003                                                       $1.00                                             179,200                                           179,200
2004                                                       $1.00                                             122,000                                           122,000

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

Note 4.     Net Loss per Common Share

     The following potential common shares should be excluded from any calculation of diluted net loss per share for the periods presented because the effect would have been antidilutive:

                                                                                                                 YTD 6/30/04                              Y/E 12/31/03

Shares issuable under stock options                                                                  690,600                                       568,600
Shares issuable pursuant to warrants                                                                            0                                                  0

     The weighted average exercise price of stock options was $0.865 and $0.905 at December 31, 2003 and September 30, 2004, respectively.

F-4

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

Overview

California News Tech was originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. Our initial business model was to generate revenues from sales of advertising space on our company’s website. As the online advertising market has deteriorated, we have shifted our business plan to focus on providing online access to news media analysis for a subscription fee. We call our online news media analysis research product DNAshare’s Media Sentiment Trend™ or DNAshare. The central premise behind DNAshare is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can help our customers interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Plan of Operation

For the next twelve months, we plan to implement the first and second phases of our marketing plan and make efforts to continually improve our technology systems and product over the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing through another debt or equity financing arrangement or through increased sales. If we are unable to obtain additional financing, the implementation of our business plan will be impaired.

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

During the twelve months, we also plan to continually improve our technology systems and product. We plan to develop future versions of DNAshare that will increase the number of news sources that will comprise our search engine, seek to implement more user friendly tools for improved use of our product, and improve and further develop the trend graphs. We also plan with updated versions of our product to enable real-time processing of increased news sources.

Our operational objectives with respect to DNAshare are to:
  Position our company as a finely focused informational service provider, and
  Commence marketing of DNAshare by the end of the first quarter 2005
We intend to increase our employees to handle the additional demands associated with expansion of our customer base when needed. Additional employees may be hired in the following departments: sales, customer service, technical support, website management and development, as well as administration. Furthermore, we will need to lease office space to accommodate the associated growth in the number of employees and computer servers. The cost of purchasing computer servers to service our operations is estimated to be in the range of $10,000 to $20,000. We expect to purchase these computer servers out of the proceeds received from our public offering.

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees provided we are successful in increasing our sales of DNAshare.

We anticipate that we will incur the following expenses over the next twelve months:

1.     $25,000 in connection with research and development expenses associated with continually improving our technology systems and product;
2.     $25,000 in connection with the implementation of our marketing and sales plan;
3.     $75,000 in connection with general and administrative expenses; and
4.     $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities
        Exchange Act of 1934;

We intend to fund operations over the next twelve months through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. As of September 30, 2004, we had cash in the amount of $8,525. We have forecasted expenditures of $145,000 for the next twelve months as set forth above. These expenditures will be funded with the proceeds we received from our public offering.

Results of Operations for the Period Ending September 30, 2004

For the three month period ending September 30, 2004, we had revenue of $0 and total expenses of $51,484 for a net loss of $51,484. For the three month period ending September 30, 2003, we had revenue of $90 and total expenses of $36,630 for a net loss of $35,540. We do not anticipate earning significant revenues until such time as we are able to begin charging subscribers of our online media analysis service, sometime during the first quarter of 2005.

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

Liquidity and Capital Resources

As of September 30, 2004, we had cash of $8,525. As of September 30, 2004, we had a working capital deficit of $73,888.

As of September 30, 2004, we had insufficient capital to support our intermediate term cash requirements. We must raise additional capital to achieve our business goals and to continue operations beyond the next twelve months. We plan to raise the required financing for our plan of operations over the next twelve months through subscription sales and debt and/or equity financing arrangements. If additional financing can not be secured, we will continue to operate and implement our business plan, but our chances of success will be significantly diminished and we may be forced to cease operations.

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), Mr. Marian Munz, and Chief Financial Officer (“CFO”), Mr. Robert C. Jaspar. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2004, the registration statement filed on Form SB-2 (Commission file number 333-107300) was declared effective. This offering closed on November 9, 2004. Upon closing of this public offering, we sold 251 units and received cash proceeds of $251,000. We also issued 35 Units to a consultant in exchange for the settlement of $35,000 due in services. Each unit sold included 1,000 shares of common stock, plus 1 warrant to purchase 1,000 shares of common stock for $2 per share, exercisable for 12 months from the closing date of the offering. We did not use a registered broker-dealer or underwriter to assist in the sales of the Units. We did not pay any commission on any sales of any Units. The proceeds will be used as set forth in the registration statement file on Form SB-2.

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

                                                CALIFORNIA NEWS TECH

Date:     November 22, 2004                                                                            /s/ Marian Munz
                                                                                                                        Marian Munz
                                                                                                                        Chief Executive Officer and Director

Date:    November 22, 2004                                                                              /s/ Robert C. Jaspar
                                                                                                                         Robert C. Jaspar
                                                                                                                         Chief Financial Officer and Director

