Form 10KSB
period 2004-12-31
CALIFORNIA NEWS TECH
filed 2005-04-15
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-50762

California News Tech
(Name of small business issuer in its charter)
Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Van Ness Ave., Suite 406-407, San Francisco CA	94109
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (415) 861-3421
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.003
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year. $4,244

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,800,066 as of March 28, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,789,333 Common Shares as of March 28, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1:    Description of Business

Overview

We were originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. Our initial business model was to generate revenues from sales of advertising space on our company’s website. Due to deterioration in the online advertising market, we shifted our business plan to focus on providing online access to news media analysis for a subscription fee. Our online news media analysis research product previously was called DNAshare and we have since changed its name to Media Sentiment™. The central premise behind Media Sentiment™ is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can help our customers interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Description of Business

Our business model relies on the capability of giving our customers near real-time measurement and trend analysis of the media sentiment about the public companies they may wish to track. We created our research product by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use a proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. It does this by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as a whole as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

One reason customers are interested in media sentiment is because they may believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the economy and particular companies. Media Sentiment™ uses the methodology described above to measure and describe media sentiment.

In order for a customer/user to access the Media Sentiment™ service, the user needs to open an account by entering his/her personal information and submitting payment with a credit card online. Currently, user has the option of subscribing for either one month at $9.95 or for one year at $99.95. After the credit card is validated, the user will receive an email confirming that the transaction has taken place and indicating his/her account information (i.e., user name and password).

The user must then enter the website and input his/her user name and password to enter the Media

Sentiment™ services. The user will then be prompted to submit information in order to complete and process the research report which they have requested. The user will be required to enter a trading symbol for a company trading on either the Nasdaq or NYSE markets. In addition, the user also will be able to select a symbol from a list of companies that is presented. In order to generate a research report, the user then will be required to enter a specific time period. The user has the option of selecting a period for which he/she would like to conduct the media sentiment analysis by selecting the From and To Years, Months and Days. The user has a significant amount of flexibility when entering the time period. Media Sentiment™ is able to generate a research report for a period of a year, month, day, or any combination thereof for a time period going back as far as June 1, 2002.

After the required company and time period information is entered, the user is presented with one bar which gives an average measurement of the media sentiment for the selected company during the selected time period. The bar indicates the percent of the Negative media sentiment, in red, the percent of the Positive media sentiment, in green, the percent of the Neutral media sentiment, in grey. The user has the ability to see graphs that indicate the media sentiment variances by article, day, month, or year. The user will also have the ability to select an individual article, visually, based on the variances in media sentiment and Media Sentiment™ would present an abstract of that article along with a link to the original article.

Competition

We are a media research company. Other companies offer competitive products in the form of news and text search services, text analysis, and media analysis. We are unaware of any competitor that offers a product that is identical to, or substantially indistinguishable from, our Media Sentiment™ graphs of media sentiment in both near real-time and over specific user-defined periods. However, the media research business, in general, is intensively competitive and even if our Media Sentiment™ product is well received by the market, our competitors may adjust their product offerings to compete with us or new competitors may emerge. Presently, other companies compete with us by offering news and text search services, text analysis services and media analysis services, each of which can be considered competition for Media Sentiment™.

Text search

Companies that provide internet or news search services compete with us in that they allow users to identify media stories about virtually any subject, including the publicly traded companies that are the primary focus of Media Sentiment™. Users of these services can then review these media reports directly and form their own judgments about the media sentiment. Internet search services include such well-known companies as Yahoo and Google.

One disadvantage of the internet search engines to a user trying to identify media reports about a particular company is that these services will typically return to a user a large number of references that do not relate to media reports. This limitation is addressed by news and business information companies such as Factiva or Moreover, which offer targeted news search capabilities. Several of these firms also provide their customers with tools that allow their customers to analyze the source media reports on their own. For example, Factiva provides its customers with access to a collection of current and archived global news, business and company information and the use of tools to examine that information in the form of free-text searching, lists of indexed terms, and advanced filtering techniques to pinpoint accurate results. Although our website allows our users to access both the source media reports used to create our media sentiment analysis graphs and computer generated abstracts of those same reports, we do not offer text analysis tools similar to those offered by news search firms. To our knowledge, neither internet search firms nor news search firms provide their customers with sentiment analysis such as that provided by our Media Sentiment™.

Text Analysis

Some companies that provide text analysis, such as ClearForest and Biz360, compete with us in that they provide their customers with information that can be considered a substitute for our Media Sentiment™ graphs. For example, ClearForest is in competition with us because it utilizes technology to automatically read and interpret documents, including press releases and media reports, in an attempt to identify patterns, connections, trends and features relevant to their customers. ClearForest delivers the results of its analysis via simple, visual interactive formats. ClearForest markets it services to one of our target markets, individual on-line investors. Biz360 offers a similar product which it markets as a means for its clients to measure the effectiveness their public relations efforts. Although not one of our initial target markets, we also intend to offer Media Sentiment™ to companies as a tool to measure the effectiveness of their public relations efforts.

Media Analysis

Traditional public relations firms such as Carma International, Mediatrack, and PR Track provide media analysis services to their customers and are in competition with us because these firms provide their clients with the ability analyze media sentiment. To our knowledge, these firms generally rely upon human readers to examine the source media reports as opposed to a computerized analysis system such as Media Sentiment™. At this time, the media analysis provided by these firms tends to focus on brand recognition, competitor analysis, market share, and media coverage. Because of their corporate focus and their use of human readers, these traditional PR firms usually charge fees that are incompatible with our initial target market of individual consumers. For example, our research shows that Carma International charged in December 2001 $13 a day, whereas we plan to charge $9.95 for a monthly subscription to Media Sentiment™ per individual user. However, many of these traditional public relations firms have the capital and human resources to develop technology identical to or substantially indistinguishable from Media Sentiment™.

Employees

We currently have no full-time employees, other than our President and CEO, Mr. Marian Munz, and our CFO, Mr. Robert Jaspar.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our office is located at 825 Van Ness Ave., Suite 406-407, San Francisco, California, 94109. Our phone number at that address is (415) 861-3421.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Trademarks and Intellectual Property

We own the software that we use to create Media Sentiment™, described above. After inception, we purchased the rights and ownership of the initial components of the software from Strategic Information Technology Intl, Inc.

We filed a U.S. Provisional Patent Application on August 8, 2003 with the United States Patent and Trademark Office for our software. This application was assigned Serial No. 60/493,869. A provisional patent application is a short version of a patent application which is used to establish an early filing date for a regular patent application filed at a later point in time. The provisional patent application does not result in the issuance of a patent. It is the company’s obligation to file a regular patent application within a year of the provisional patent application filing date. The failure to do so will result in the provisional patent application becoming useless. We failed to file for the regular patent application prior to August 8, 2004. On September 29, 2004, we submitted another Provisional Patent Application with the United States Patent and Trademark Office for our software. The U.S. Provisional Patent Application Serial No. is 60/599,922.

We submitted an application to register Media Sentiment as our trademark. The United States Patent and Trademark Office assigned serial number 78574285 to the trademark application. We anticipate that we will receive a response to our application in approximately 6 months.

We registered the domain name www.MediaSentiment.com.

We plan to seek a federally registered trademark for more of our intellectual property, including the logos associated with Media Sentiment and the names and logos associated with Heads-Up, but have not done so at this time.

Research and Development

We incurred research and development expenditures for the fiscal year ended December 31, 2004 in the amount of $10,200.

We plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services.

Item 2:    Description of Property

On January 15, 2005, we entered into a three month lease for office space located at 825 Van Ness Ave., Suite 406-407, San Francisco, California, 94109. Following this three month term, the lease will continue on a month to month basis.

Item 3:    Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Cane Clark LLP, 3273 E. Warm Springs, Rd., Las Vegas, Nevada 89120.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5:    Market for Common Equity and Related Stockholder Matters

Market Information

Currently, there is no principal market for our shares of our common stock. We submitted an application to have our common stock quoted on the NASD over the counter bulletin board. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of March 28, 2005, we had eighty-two (82) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans in place. A compensation plan is under consideration for presentation to, and approval by, the shareholders to compensate those officers who serve the company with only minimum cash remuneration.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the past three years.

We completed an offering of 117,500 shares of our common stock at a price of $0.80 per share to a total of 13 purchasers on May 30, 2002. The total amount we received from this offering was $94,000. These shares were issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. With respect to this offering, each purchaser represented that they were an accredited investor and their intention was to acquire the securities for investment only and not with a view toward distribution. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On August 22, 2002, we borrowed $50,000 from Mr. Howard Fine in exchange for 50,000 shares of common stock and a 60 day, interest free, convertible promissory note. The promissory note was converted upon maturity into 250,000 shares of common stock. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. In connection with this issuance, there was no public solicitation or general advertising used.

On March 31, 2003, one of our directors exercised stock options by paying us $10,000 in exchange for 50,000 shares of our common stock. We had provided the underlying stock options to our director as compensation for services rendered on December 1, 2001.

Item 6:    Management’s Discussion and Analysis

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

Product Development

At the present time, we have released the first version of the Media Sentiment™ product which offers the following:

(1)	Media sentiment measurement and trend analysis for Nasdaq and NYSE public companies based on searches of 6,000+ news web sites, including the news sections of the individual company’s web sites.

(2)           The tracking of media sentiment indices for 3 major indices which include the following:

a.	companies which are part of the Nasdaq 100 index);

b.	Media Sentiment™ 30 (based on measurements of the media sentiment of the 30 companies which are part of the Dow Jones Industrial Index); and

c.	Media Sentiment™ 500 (based on measurements of the media sentiment of the 500 companies which are part of the S&P 500 index).

We have determined that this first version of Media Sentiment™ could be improved to offer more powerful search capabilities and cover more news sources and public companies.

We have commenced the development of a new feature of our product which we refer to as Heads-Up. This new feature will offer near real-time collection, analysis and display of the media sentiment of current news that public companies post on the internet. The focus of our initial release of this feature will be on presenting our customers with a media sentiment of the Earnings Release for a particular company. Our intention is to utilize media sentiment analysis and provide a thumbs-up/thumbs-down recommendation within minutes from the time that an Earnings Release is available on a public company’s web site. The new Heads-Up feature is currently in beta testing.

During the next months, we plan to continually improve our technology systems and product. We plan to develop future versions of Media Sentiment™ that will increase the number of news sources that our search engine will interrogate, seek to implement more user friendly tools for improved use of our product, and improve and further develop the trend graphs. We also plan, with updated versions of our product, to enable real-time processing of increased news sources.

Marketing and Distribution Plan

During the first phase of our marketing plan, we will target on-line investors. We have commenced our efforts to begin to launch our online sales program. In furtherance of our plan, we retained e-Agency, a communications and marketing company located in Oakland, California. E-Agency is currently assisting us with:

1.	The development of our new logo for Media Sentiment™ which is set forth below:

2.	The development of the new web site: www.MediaSentiment.com
3.	An initial Public Relations program.

e-Agency agreed to work with us as a strategic partner. Strategic Partners receive equity based compensation based upon their efforts to assist us in the marketing and selling of our products.

We also retained the Creative Direct Marketing Group (CDMG), a direct response agency led by Craig Huey. CDMG is currently finalizing the development of our internet landing page which will focus on communicating to our customers the main benefits of our products and attractiveness of our offer.

Once the web site and the new Heads-Up feature are finalized, we plan to start online advertising. We plan to take the following actions as a part of the first phase of our market plan:

•	Purchase keywords advertising from online providers such as Google, Yahoo and others who offer such online services.
•	Seek affiliate relationships with other websites that would place on their website information about our product and links and/or images to our website.
•	Purchase banner and text advertising space on other financial/investment companies’ web sites.
•	Market directly via focused e-mail campaigns by purchasing lists that focus on our target customer.
•	Examine the feasibility of recruiting and using a sales force of independent sales representatives.

We plan on incurring costs of $15,600 during calendar year 2005 to finalize development of our new logo and updated website look, and to kick off our public relations program. Of that amount, $8,200 will be paid in cash and the remainder in stock of the corporation. We will also incur costs of $25,000 for direct marketing, advertising, and other sales related costs as we begin to generate revenues from the sale of our product.

During the second phase of our marketing plan, we plan to target corporations with an online presence, small to medium size online broker companies, financial portals, and financial data distributors. We are still in the process of developing detailed plans to implement this second phase of marketing.

Over the next twelve to twenty-four months, we plan to implement the third phase of our marketing plan which is to target major corporations, online broker firms, financial portals and financial data distributors. We are still in the process of developing detailed plans to implement this third phase of marketing

Results of Operations

For the year ended December 31, 2004, we had revenue of $4,244, compared to revenue in the amount of $324 for the year ended December 31, 2003. Our increase in revenue is primarily attributable to the receipt of rental fees for the use of our mailing lists.

We incurred expenses in the amount of $88,423 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of selling and administrative costs of $30,867, office and other operating expenses of $56,588, and depreciation expense in the amount of $968. We incurred expenses in the amount of $134,064 for the year ended December 31, 2003. Our expenses for the year ended December 31, 2003 consisted of selling and administrative costs of $77,117, office and other operating expenses of $54,446, and depreciation expense in the amount of $2,825. The decrease in expenses from fiscal 2003 to fiscal 2004 is primarily attributable to a significant reduction in legal fees and the minimization of consulting fees for key services during 2004. We incurred higher legal fees in fiscal 2003 due to our initial public offering.

Our net loss for the year ended December 31, 2004 was $84,979, compared to a net loss of $134,264 in the prior year.

Assets

As of December 31, 2004, we had total assets of $491,237. As of December 31, 2004, our current assets consisted of cash of $187,020, accounts receivable of $508, and $404 in prepaid expenses.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $142,221. Our liabilities consisted of current liabilities of $65,081 and long term notes payable of $77,140. The notes payable consist of a note payable to related parties who agreed to delay cash compensation for services rendered.

Liquidity and Capital Resources

As of December 31, 2004, we maintained $187,020 in cash which primarily resulted from funds raised in the public equity offering.

On May 13, 2004, the registration statement we filed on Form SB-2 (Commission file number 333-107300) was declared effective. This offering closed on November 9, 2004. Upon closing of this public offering, we sold 288 units and received proceeds in cash and services valued at $288,000. Thirty Five of the Units were sold to a consultant in exchange for the settlement of $35,000 due in services. Subsequently, we returned $3,00 and redeemed 3 Units, and are currently in the process of returning $35,000 and redeeming 35 Units, both as a result of complications and costs associated with state regulatory compliance in the states where the buyers were located. Each Unit sold included 1,000 shares of common stock, plus 1 warrant to purchase 1,000 shares of common stock for $2 per share, exercisable for 12 months from the closing date of the offering.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$19,000 in connection with research and development expenses associated with continually improving our technology systems and product;

2.	$25,000 in connection with the implementation of our marketing and sales plan;

3.	$75,000 in connection with general and administrative expenses;

4.	$20,000 to $25,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934; and

5.	$10,000 to $20,000 for purchasing computer servers to service our operations.

We intend to fund operations over the next twelve months through increased sales, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2004, our accumulated deficit was $674,922. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing, promote our software, maintain our processing system, and continue to enhance our services.

These factors, among others, raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Item 7:    Financial Statements

Index to Financial Statements:

Audited Financial Statements:

                F-1  Independent Auditor’s Report

                F-2  Balance Sheets - As of December 31, 2004 and December 31, 2003

                F-3  Statements of Operations - Years Ended December 31, 2004, 2003, and 2002

                F-4  Statement of Stockholders’ Investment - Years Ended December 31, 2004, 2003, and 2002

                F-5  Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002

                F-6  Notes to Financial Statements

California News Tech
Financial Statements
December 31, 2004
with
Report of Independent Registered
Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
California News Tech

We have audited the accompanying balance sheets of California News Tech as of December 31, 2004 and 2003 and the related statements of operations, shareowners’ investment, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California News Tech at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Jewell & Langsdale

Walnut Creek, California
February 18, 2005

California News Tech
Balance Sheets
December 31, 2004 and 2003

	2004	2003

Assets
Current assets:
Cash	$187,020	$8,525
Accounts receivable	508
Prepaid expense	404	0
	187,932	8,525

Equipment, net of
accumulated depreciation	1,206	1,462

Other assets:
Security deposits	1,500
Product development	268,739	268,739
Website development	31,860	31,860

	$491,237	$310,586

Liabilities and Shareowners’ Investment
Current liabilities:
Accounts payable and accrued expenses	$19,581	$38,913
Notes payable	43,500	43,500
Total current liabilities	63,081	82,413

Long- term debt:
Notes payable	77,140	77,140

Shareowners’ investment:
Common stock, $0.003 par value.
Authorized 8,333,333 shares,
Issued and outstanding
2,791,333 and 2,506,333 shares	8,374	7,519
Paid-in capital	1,017,564	734,257
Retained earnings (deficit)	(674,922)	(590,743)
	351,016	151,033

	$491,237	$310,586

See accompanying notes.

California News Tech
Statements of Operations
Years ending December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenue	$4,244	$324	$253

Expenses:

Selling and administrative costs	30,867	77,117	93,598
Office and other operating costs	56,588	54,446	20,136
Depreciation	968	2,825	1,604

Total expenses	88,423	134,388	115,338

Net income (loss)	$(84,179)	$(134,064)	$(115,085)

Average common shares outstanding (basic)	2,557,833	2,498,000	2,243,708

Income (loss) per share (basic)	$(.03)	$(.05)	$(.05)

Average common shares outstanding (diluted)	2,557,833	2,498,000	2,243,708

Income (loss) per share (diluted)	$(.03)	$(.05)	$(.05)

See accompanying notes.

California News Tech
Statements of Shareowners’ Investment
Years ending December 31, 2004, 2003 and 2002

				Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)

Balance, January 1, 2002	2,018,833	$6,057	$581,659	$(341,594)

Net income (loss) for year
ended December 31, 2002				(115,085)

Shares issued	437,500	1,312	142,748

Balance, December 31, 2002	2,456,333	7,369	724,407	(456,679)

Net income (loss) for year
ended December 31, 2003				(134,064)

Shares issued	50,000	150	9,850

Balance, December 31, 2003	2,506,333	7,519	734,257	(590,743)

Net income (loss) for year
ended December 31, 2004				(84,179)

Shares issued	285,000	855	283,307	0

Balance, December 31, 2004	2,791,333	$8,374	$1,017,564	$(674,922)

See accompanying notes

California News Tech
Statements of Cash Flows
Years ending December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(84,179)	$(134,064)	$(115,085)
Adjustments to reconcile net income (loss)
to net cash provided (used)
by operating activities:
Depreciation	968	2,825	1,604
Increase/decrease in assets and liabilities:
Accounts receivable, prepaid expense
and security deposits	(2,412)
Accounts payable	(19,332)	28,690	(12,278)
Notes payable		52,200	68,440
Total adjustments	(20,776)	83,715	57,766
Net cash provided (used)
by operating activities	(104,955)	(50,349)	(57,319)

Cash flows from investing activities:
Furniture and equipment purchased	(712)		(4,287)
Product development			(5,500)
Website development			(31,860)
Net cash used by investing activities	(712)		(41,647)

Cash flows from financing activities:
Issuance of common shares	284,162	10,000	144,060
Net cash provided by financing activities	284,162	10,000	144,060
Net increase (decrease) in cash	178,495	(40,349)	45,094

Cash balance:

Beginning of the year	8,525	48,874	3,780

End of the year	$187,020	$8,525	$48,874

See accompanying notes.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 1.  Description of Business

California News Tech was originally incorporated during 1999, under the laws of the State of Nevada, to create and market Internet search tools. The Company changed its name from NewsSurfer.com Corporation and in the year 2000 became known as California News Tech. During the years 2002, 2003 and 2004, the Company added to its search engine software the ability for users to access specific news relating to publicly listed companies. During 2005 the Company expects to complete development of its website and to begin generating subscription based fees.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and could affect future operating results.

Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. The straight-line method of depreciation is also used for income tax purposes.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its equipment, product and website development costs and recognizes the impairment of long-lived assets in the event the net book value of such assets exceeds net realizable value. The Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by:

•	an agreement with the customer;
•	delivery to and acceptance of the product by the customer has occurred;
•	the amount of the fees to be paid by the customer are fixed or determinable; and
•	collection of these fees is probable.

       If an acceptance period is contractually provided, license revenues are recognized upon the earlier of customer acceptance or the expiration of that period. In instances where delivery is electronic and all other criteria for revenue recognition have been achieved, the product is considered to have been delivered when the customer is provided the access code to download the software from the Internet.

Because of possible price fluctuations or technology obsolescence, subscription revenue will be deferred and recorded on a monthly basis as earned. Any delivery, selling or other costs billed to the customers will be included in net revenue and the related delivery, selling or other costs will be included in the cost of selling subscriptions.

Product Development

        Where there is reasonable assurance of recovery, development costs are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Annual amortization of capitalized costs is the greater of amortization computed using the straight-line method over the remaining estimated economic life of the product or computed using the ratio of the product’s current and anticipated future gross revenue.

Stock-based Compensation Plans

The Company has non-qualified stock-based compensation plans for consultants and directors. No compensation expense is recognized when, upon exercise, the stock must be purchased at the market price prevailing at issuance date. Any consideration paid upon exercise of the options will be credited to shareowners’ investment.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 2.  Summary of Significant Accounting Policies (Continued)

Income Taxes and Deferred Taxes

The Company utilizes the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and a valuation allowance is recorded to reduce the deferred tax assets to the amounts that are believed to be realizable.

A full valuation allowance on any future tax benefits is being provided until the Company can sustain a level of profitability that demonstrates the ability to utilize these assets.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued.

Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2004, 2003 and 2002.

Certain Significant Risks and Uncertainties

The Company participates in the high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: advances and trends in new technologies; competitive pressures in the form of price reductions; market acceptance of the Company’s services; development of sales channels; litigation or claims against the Company based on intellectual property, regulatory or other factors.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 3.  Going Concern and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2004, the accumulated deficit was $674,922 and the positive working capital was $124,851. The Company has primarily funded operations through private placements and recently a public offering. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 4.  Net Loss per Common Share

  The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

                                                                                                                              Year Ended December 31,
                                                                                                2004                                       2003                                       2002
Shares issuable under stock options	710,700	568,600	439,400
Shares issuable pursuant to warrants	288,500		117,500

The weighted average exercise price of stock options, was $0.91 and $0.88 at December 31, 2004 and 2003, respectively. The average exercise price of outstanding warrants was $1.99 per share for those granted during 2004. All previously granted warrants had expired by December 31, 2003.

Note 5.  Equipment

Equipment consists of the following:

                                                                                                                 December 31, 2004
                                                                                                                     Accumulated                   Net Book
                                                                                                                       Cost                      Depreciation                     Value
Computer equipment	$9,811	$8,605	$1,206

California News Tech
Notes to Financial Statements
December 31, 2004

Note 5.  Equipment (Continued)

                                                                                                                                                                                                                                   December 31, 2003
                                                                                                                     Accumulated                 Net Book
                                                                                                                      Cost                       Depreciation                     Value
Computer equipment	$9,099	$7,637	$1,462

Note 6.  Notes Payable to Related Parties

During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year.

Effective March 6, 2004, the agreements were modified as follows. The notes payable to related parties consist of uncollateralized, non-interest bearing notes of $43,500, and may be paid from offering proceeds. The notes payable to related parties of $77,140 are uncollateralized, non-interest bearing notes payable from future cash flows with payment due March 6, 2006.

Note 7.  Shareowners’ Investment

As of December 31, 2004, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value. There are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Issued share capital and paid-in capital balances are:

                                                                                                                                                                                                                 Common Stock                                    Paid-in
                                                                                                                                                                                                     Shares                         Amount                       Capital
Balance, December 31, 2001	2,018,833	$6,057	$581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	$8,374	$1,017,564

California News Tech
Notes to Financial Statements
December 31, 2004

Note 8.  Stock Option Plans

Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.  The following table summarizes information about stock options outstanding at December 31, 2004.

                                                       Grant Date                                              Exercise Price                                 Options Outstanding    Options Exercisable
2001-2002	0.80	325,000	325,000
2002	1.00	60,500	60,500
2003	1.00	179,200	179,200
2004	1.00	146,000	146,000

The weighted average exercise price of the stock options was $0.91 at December 31, 2004 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                                                            2004                                                          2003                                                          2002
Risk-free interest rate	4%	3%	2%
Expected dividend	--	--	--
Expected volatility factor	30%	30%	30%
Expected option term	5 years	3 years	4 years

During the year ending December 31, 2003, the Company adopted the disclosure provisions of SFAS No. 148, however, the transition provisions were not adopted.

All stock options are issued at fair market value on the date of grant. Accordingly, stock compensation expense for stock options granted during the periods is not recognized.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 8.  Stock Option Plans (Continued)

Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the option.

The following table summarizes what the operating results would have been if the fair value method of accounting for stock options had been utilized:

                                                                                                                      2004                               2003                             2002
Net Loss
As reported	$(84,179)	$(134,064)	$(115,085)
Pro forma	(110,459)	(150,192)	(126,159)
Earnings (Loss) Per Share—
Basic and Diluted
As reported	$(0.03)	$(0.05)	$(0.05)
Pro forma	(0.04)	(0.06)	(0.05)

Note 9.  Warrants

Warrants accompanied the shares issued during 2004. The warrants gave the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, there was a total of 288,500 warrants outstanding. Warrants granted in earlier years expired during the 2002 calendar year.

Note 10. Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

California News Tech
Notes to Financial Statements
December 31, 2004

Note 10. Income Taxes (Continued)

As of December 31, 2003, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $589,000. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2014.

Note 11. Commitments and Contingencies

At December 31, 2004, the Company had a three-month rental lease at $1,000 per month effective January 2005 with an option to renew on a month to month basis.

At the annual meeting held March 6, 2004, a resolution was approved concerning the granting of stock options to directors. The plan provides for 1,000 options to be granted monthly to each external director plus 5,000 options to each director attending a board meeting, up to a maximum of five (5) regular and special meetings per year. The exercise price remains at $1.00. The maximum number of options to be authorized annually cannot exceed 15% of the outstanding shares at each year end.

At December 31, 2004, the Company was in the process of seeking approval from states of residence for subscribers to the public offering which closed in November 2004. The Company has cleared in all states where application was made except Michigan where authorization is still being sought. In the event the Company is unsuccessful in Michigan, it may be required to return up to $35,000 to its Michigan subscribers.

Item 8:    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A:    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. Robert C. Jaspar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:    Other information

On January 27, 2005, Mr. Martin Barrs resigned as Chief Technology Officer and as a member of our board of directors.

PART III

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Office(s) Held
Marian Munz	48	Director, President and Chief Executive Officer
Robert C. Jaspar	64	Director, Secretary, Chief Financial Officer
John T. Arkoosh	56	Director
David A. Hotchkiss	50	Director

Mr. Marian Munz is our President and Chief Executive Officer and a Director. Mr. Munz has held those positions since our inception on January 22, 1999. Mr. Munz also serves as a consultant to California News Tech. Since March of 1997, Mr. Munz has been the president of Strategic Information Technology Intl., Inc., a California company that developed software for internet based applications and provided Information Technology consulting services to companies such as: Sun Microsystems, Apple Computer, SBC Communications and others. Mr. Munz owns 100% of Strategic Information Technology Intl., Inc. and there is no affiliation between this company and California News Tech. Mr. Munz holds an M.S. in Information Systems from Golden Gate University in San Francisco.

Mr. Robert C. Jaspar is our Secretary, Chief Financial Officer, and a Director. Mr. Jaspar has held these positions since April, 1999. Mr. Jaspar also serves as a consultant to California News Tech. From June of 1996 to March of 2000, Mr. Jaspar worked for GE Capital-IT Solutions, the national re-seller of computer systems and related services to major corporations and government agencies first as Regional Controller and Financial Manager for the Western US and then as the Director of Regional Service Operations. From July of 1987 to July of 1989, Mr. Jaspar worked for Siemens Medical Systems as its Assistant Controller where he was also a financial analyst and then appointed Manager of Finance and Accounting. From 1993 to 1994, Mr. Jaspar worked for Vanstar Corporation as its Director of Accounts Receivable in an interim role where he reorganized their national Accounts Receivable organization and reduced their accounts receivable average collection period from 57 to 42 days, a 24% reduction, in seven months. Mr. Jaspar holds an Executive M.B.A. in Finance from Saint Mary's College, and a B.A. in Business Administration and Accounting from the California State University

Mr. John Arkoosh, Sr. is a Director. Mr. Arkoosh has been a Director since February 10, 2003. He has acted as a consultant to the company since December 1, 2001. Mr. Arkoosh's primary outside function is acting as managing partner in a calcium carbonate food project in Nevada. This project started January 1998 and is currently his primary responsibility. The company, Columbus S.M. LLC, is permitted to operate a mine in Nevada and is awaiting federal authorization. Mr. Arkoosh holds a finance degree from University of Washington, an accounting degree from California State University at Hayward and a M.B.A. from Golden Gate University.

David A. Hotchkiss, Ph.D. is one of our Directors. Currently Dr. Hotchkiss works as a Principal Program Manager for Kaiser Permanente in the Information Technology division where he provides portfolio and program management for all financial services, programs and projects. He started in this position in February 2003. From May of 2001 to October of 2002, Dr. Hotchkiss worked for A&G

Electric & Communications as its Vice President of Operations where he led both divisions of this privately held company. He developed operating standards, the five-year business plan, negotiated contracts and oversaw all projects. From May of 2001 through the end of 2001, Dr. Hotchkiss also served as a director of A&G Electric & Communications, Inc. From December of 2000 to May of 2001, Dr. Hotchkiss worked for Agency.com as its Regional Vice President of Operations and Project Management for the San Francisco Region. From August of 1999 to July of 2000, Dr. Hotchkiss worked for iXL, Inc. as the Vice President of Project Management and Process, where he oversaw all regional projects, developed project managers skills, and developed standard processes for delivering projects. Dr. Hotchkiss worked for KPMG Peat Marwick LLP from October of 1997 to May of 1999 as a Senior Manager and worked in the capacity as Director of Project Management, where he established a newly created project management department for government services projects. Dr. Hotchkiss holds a Ph.D. from De La Salle University.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors. Each officer serves at the discretion of the board of directors.

Significant Employees

We do not have any significant employees other than our officers, Mr. Marian Munz and Mr. Robert Jaspar.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee under the direction of one of our independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Marian Munz, President, Chief Executive Officer and Director	0	0	1
Robert C. Jaspar Secretary, Chief Financial Officer and Director	0	0	1
John T. Arkoosh Director	0	0	1
David A. Hotchkiss Director	0	0	1
Martin Barrs Former Chief Technology Officer and Director	0	0	1

Code of Ethics Disclosure Compliance

As of December 31, 2004, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2004, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

Item 10:    Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Marian Munz	President, CEO and Director	2004 2003 2002	6,000 15,000 0	0 0 0	0 0 0	0 0 0	20,000 22,000 0	0 0 0	0 0 0
Robert C. Jaspar	Secretary, CFO, and Director	2004 2003 2002	5,000 36,000 36,000	0 0 0	0 0 0	0 0 0	20,000 58,000 41,000	0 0 0	0 0 0
John T. Arkoosh	Director & Former VP	2004 2003 2002	0 0 48,000	0 0 0	0 0 0	0 0 0	34,000 22,000 17,500	0 0 0	0 0 0
David A. Hotchkiss	Director	2004 2003 2002	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	34,000 22,000 n/a	0 0 n/a	0 0 n/a
Martin Barrs	Former CTO & Director	2004 2003 2002	0 11,200 23,000	0 0 0	0 0 0	0 0 0	20,000 33,200 100,000	0 0 0	0 0 0

Incentive Stock Options

Effective March 1, 2004, the plan for granting of options to directors was modified. We granted each of our external directors options to purchase 12,000 shares of common stock at an exercise price of $1.00 per share. These options are to vest at the rate of 1,000 shares per month, for each month of service beginning March 1, 2004, for a period of 12 months. In addition, we granted each director options to purchase up to 25,000 shares of common stock per year for attendance and participation in director meetings. These options will vest at the rate of 5,000 shares per meeting, up to a maximum of 5 meetings per calendar year, for each meeting beginning January 1, 2004.

The following table summaries the grants of stock options that were made to Directors and Officers over the last three fiscal years:

Name	Number of Options	Exercise Price	Year
John T. Arkoosh Sr.	34,000 22,000 17,500	$1.00 $1.00 $1.00	2004 2003 2002
Martin Barrs	20,000 33,000 100,000	$1.00 $1.00 $0.80	2004 2003 2002
Robert J. Jaspar	20,000 58,000 41,000	$1.00 $1.00 $1.00	2004 2003 2002
Marian Munz	20,000 22,000 0	$1.00 $1.00 0	2004 2003 2002
David Hotchkiss	34,000 22,000	$1.00 $1.00	2004 2003

Item 11:    Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 28, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Marian Munz 825 Van Ness Ave., Suite 406-407 San Francisco, California, 94109	691,667 [1]	34.4% [5]
Common	Robert Jaspar 825 Van Ness Ave., Suite 406-407 San Francisco, California, 94109	59,267 [2]	7.5% [6]
Common	John T. Arkoosh 825 Van Ness Ave., Suite 406-407 San Francisco, California, 94109	238,333 [3]	11.5% [7]
Total of all directors and executive officers		989,267	60.9%
Common	Emmanuel D. Agorastos 2301 Broadway, #303 San Francisco, California 94115	149,499 [4]	5.4%
Common	Howard F. Fine & Carol M. Fine, Trustees of the Fine 1988 Revocable Trust 33 Jordan Ave. San Francisco, California 94118	400,000	17.9% [8]
Common	Gary Schell 21795 - 64th Ave. Langley, BC, Canada V2Y 2N7	500,000	17.9%

The percent of class is based on 2,789,333 shares of common stock issued and outstanding as of March 28, 2005.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

[1]	Includes 25,000 shares held by an immediate family member sharing the same household.
[2]	Includes 21,667 shares held by an immediate family member sharing the same household. In accordance with Rule 13d-4 of the Exchange Act, Mr. Jaspar disclaims beneficial ownership in these shares.
[3]	Includes 183,333 shares held by an immediate family member sharing the same household. Also includes 5,000 shares held by a limited liability company for which Mr. Arkoosh is the beneficial owner.
[4]	Includes 11,999 shares held by an immediate family member sharing the same household.
[5]	Included in the calculation of the percentage of beneficial ownership are 242,000 options and 25,000 warrants exercisable within 60 days.
[6]	Included in the calculation of the percentage of beneficial ownership are 144,000 options and 5,000 warrants exercisable within 60 days.
[7]	Included in the calculation of the percentage of beneficial ownership are 73,500 options and 10,000 warrants exercisable within 60 days.
[8]	Included in the calculation of the percentage of beneficial ownership are 100,000 warrants exercisable within 60 days.

Item 12:    Certain Relationships and Related Transactions

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

In April 2003, our president, Mr. Marian Munz, and large affiliate shareholder, Mr. Gary Schell, entered into a lock up agreement with us, limiting their ability to sell their shares. At that time, Mr. Munz, our President, owned approximately 26.6% of our outstanding shares and Mr. Schell, owned approximately 19.9% of our outstanding shares. Each agreed not to sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose of more than 20% of their currently held shares of common stock per year. In order to carry out the purpose of this lock up agreement, Mr. Munz and Mr. Schell have signed an agreement and will execute an escrow agreement where all restricted shares subject to the lock up agreement will be transferred and held. At the present time, the parties have not executed an escrow agreement and all of the restricted shares have been and currently are being held by California News Tech. It remains the intention of the parties to execute the escrow agreement referenced above.

From January 1, 2003 through December 31, 2003, we granted options to purchase 36,000 shares of our common stock at $1.00 per share to Mr. Jaspar as compensation for services he rendered for us.

From January 1, 2003 through December 31, 2003 we granted options to purchase an additional 11,200 shares of our common stock at $1.00 per share to Mr. Barrs as compensation for services he rendered to us.

In addition to the specific transactions described above, during the first quarter 2003, we granted each of our directors options to purchase 48,000 shares of common stock at an exercise price of $1.00 per share. These options are to vest at the rate of 2,000 shares per month, for each month of service beginning February 1, 2003, for a period of 24 months. From February 1, 2003 through December 31, 2003, we granted options to each director to purchase an additional 22,000 shares of our common stock at $1.00 per share for their services as directors, a total of 132,000 shares. Effective January 1, 2004, the plan for granting of options to directors was modified by the board of directors and approved by the shareholders. We granted each of our external directors options to purchase 12,000 shares of common stock at an exercise price of $1.00 per share. These options are to vest at the rate of 1,000 shares per month, for each month of service beginning March 1, 2004, for a period of 12 months. In addition, we granted each director options to purchase up to 25,000 shares of common stock per year for attendance and participation in director meetings. These options will vest at the rate of 5,000 shares per meeting, up to a maximum of 5 meetings per calendar year, for each meeting beginning January 1, 2004.

In confirmation of unpaid balances for services performed by officers and related parties, the board of directors agreed to confirm balances of $120,640 due to related parties, and shown on the books of the corporation at December 31, 2003 as notes payable, by executing formal notes to the following: John Arkoosh - $17,500, Martin Barrs - $11,200, Robert C. Jaspar - $76,940, and Marian Munz - $15,000. The notes shall be demand notes carried on the books of the corporation without interest. As shown in the use of proceeds, $43,500 shall be used to pay down $17,500 due John Arkoosh and $26,000 of the balance due Robert C. Jaspar.

Item 13:    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Amended By-laws
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Registration Statement on Form SB-2 filed on July 24, 2003

Item 14:    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $8,325 and approximately $8,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California News Tech

By:                 /s/ Marian Munz
                        Marian Munz
President, Chief Executive Officer & Director

Date:              April 14, 2005

By:                 /s/ Robert C. Jaspar
                        Robert C. Jaspar
Secretary, Chief Financial Officer & Director

Date:               April 14, 2005