Form 10QSB
period 2005-03-31
CALIFORNIA NEWS TECH
filed 2005-05-16
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-50762

CALIFORNIA NEWS TECH
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Van Ness Ave., Suite 406-407, San Francisco, California 94109
(Address of principal executive offices)

415-861-3421
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,756,333 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

California News Tech
Comparative Balance Sheet
As of March 31, 2005

	Mar 31, 05	Mar 31, 04
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	36,534	5,242
1005 · Bank of America - Escrow	105,000	0
1007 · Bank of America-Expense Clear	778	0
Total Checking/Savings	142,312	5,242
Accounts Receivable
1240 · Accounts Receivable - Other	653	0
Total Accounts Receivable	653	0
Total Current Assets	142,965	5,242
Fixed Assets
1510 · Equipment & Computers	9,811	9,099
1750 · Accumulated Depreciation	(8,605)	(7,637)
Total Fixed Assets	1,206	1,462
Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	213,739	213,739
1830 · Website Development	31,860	31,860
1840 · Security Deposits	1,500	0
Total 1800 · Other Assets	302,099	300,599
Total Other Assets	302,099	300,599
TOTAL ASSETS	446,270	307,303
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	21,324	46,419
Total 2000 · Accounts Payable-Trade	21,324	46,419
Total Accounts Payable	21,324	46,419
Other Current Liabilities
2500 · Notes Payable	43,500	43,500
Total Other Current Liabilities	43,500	43,500
Total Current Liabilities	64,824	89,919
Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140
Total Long Term Liabilities	77,140	77,140
Total Liabilities	141,964	167,059
Equity
3000 · Capital Stock	8,374	7,519
3030 · Additional Paid-In Capital	1,173,751	889,606
3040 · Stock Registration Costs	(156,187)	(155,350)
3100 · Retained Earnings	(674,922)	(590,743)
Net Income	(46,710)	(10,788)
Total Equity	304,306	140,244
TOTAL LIABILITIES & EQUITY	446,270	307,303

California News Tech
Statement of Operations
January through March 2005

	Jan - Mar 05	Jan - Mar 04
Ordinary Income/Expense
Income
4000 · Revenue	1,981	0
Total Income	1,981	0
Gross Profit	1,981	0
Expense
4500 · Website Development Costs	8,758	0
4550 · Website Operating Expenses	1,035	0
4600 · Advertising	900	0
4620 · Commission Expense	653	0
5010 · Officers Salary
5015 · Executive Compensation-Direct	16,500	0
Total 5010 · Officers Salary	16,500	0
5040 · Rent - Office	2,000	0
5050 · Postage and Delivery	235	41
5070 · Office Equipment & Supplies
5071 · Office Supplies	365	0
5073 · Office Equipment	190	0
5070 · Office Equipment & Supplies - Other	0	65
Total 5070 · Office Equipment & Supplies	555	65
5080 · Telephone	820	722
5110 · Legal & Professional Fees
5111 · Legal Fees	10,091	8,086
Total 5110 · Legal & Professional Fees	10,091	8,086
5117 · Professional /Dues	8	35
5150 · Travel & Ent
5152 · Meals	299	20
Total 5150 · Travel & Ent	299	20
5160 · Travel	21	73
5170 · Company Automobile Expense	278	306
5180 · Repairs
5183 · Computer Repairs	0	101
Total 5180 · Repairs	0	101
5200 · Bank Service Charges
5210 · Monthly Bank Service Fee	17	75
5220 · Credit Card Access/ Processing	165	165
5230 · Bank Wire/Service Fees	145	45
Total 5200 · Bank Service Charges	327	285
5310 · Prof. Dues and Subscriptions	5,500	0
5400 · Stock Registration & Transfer	125	0
7010 · State Taxes (FTB)
7011 · State of NV-Franchise Tax Board	585	255
7012 · State of CA-Franchise Tax Brd	0	800
Total 7010 · State Taxes (FTB)	585	1,055
Total Expense	48,690	10,789
Net Ordinary Income	(46,709)	(10,789)
Net Income	(46,709)	(10,789)

California New Tech
Comparative Statement of Cash Flows
January through March 2005

	Jan - Mar 05	Jan - Mar 04
OPERATING ACTIVITIES
Net Income	(46,710)	(10,788)
Adjustments to reconcile Net Income
to net cash provided by operations:
1240 · Accounts Receivable - Other	(146)	0
1260 · Prepaid Expense - Other	404	0
2000 · Accounts Payable-Trade:2020 · Accounts Payable	1,743	7,506
Net cash provided by Operating Activities	(44,709)	(3,282)
Net cash increase for period	(44,709)	(3,282)
Cash at beginning of period	187,020	8,524
Cash at end of period	142,311	5,242

California News Tech
Notes to Financial Statements
As of March 31, 2005 (Unaudited)

Note 1.  Going Concern Uncertainty and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2004, the accumulated deficit was $674,922 and positive working capital was $124,851. As of March 31, 2005, the accumulated deficit was $721,632 and the positive working capital was $78,141. The Company has primarily funded operations through private placements and recently a public offering. To the extent that sources of financing are available the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2.  Material Events

Directors and consultants have been granted option to purchase common shares. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at March 31, 2004.

Grant Date	Exercise Price	Options Outstanding	Options Exercisable
2001	$0.20	0	0
2001-2002	$0.80	328,900	328,900
2002	$1.00	60,500	60,500
2003	$1.00	179,200	179,200
2004	$1.00	146,000	146,000
2005	$1.00	36,000	36,000

According to SFAS 123, options granted to non-employees are accounted for based on the fair market value of the goods or services received or the fair value of the equity instrument issued, whichever can be more reliably measured.

As the value of services rendered by related parties is a matter of conjecture, the fair value of the options granted is the more reliable measure. The exercise price of the options was the market price of the shares at the grant date, thus giving the options no value and no expenses has been recorded.

Note 4.  Net Loss per Common Share

The following potential common shares should be excluded from any calculation of diluted net loss per share for the periods presented because the effect would have been antidilutive:

	YTD 3/31/05	Y/E 12/31/04
Shares issuable under stock options	746,700	710,700
Shares issuable pursuant to warrants	288,500	288,500

The weighted average exercise price of stock options was $0.913 and $0.909 at March 31, 2005 and December 31, 2004, respectfully.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

Our business model relies on the capability of giving our customers near real-time measurement and trend analysis of the media sentiment about the public companies they may wish to track. We believe that our customers are interested in media sentiment because they may believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the economy and particular companies. We created our research product, Media Sentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use a proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our systems measure sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as a whole as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

For the next twelve months, we plan to implement the first and second phases of our marketing plan and make efforts to continually improve our technology systems and product. The execution of our business plan in the next twelve months is contingent upon us obtaining additional financing through another debt or equity financing arrangement or through increased sales. If we are unable to obtain additional financing, the implementation of our business plan will be impaired.

Marketing Plan

We are currently in the final stages of updating and revising our website. We recently released the first beta of our new web site, www.mediasentiment.com, which we have developed during the period ending March 31, 2005. We have also created new names.

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

During the first phase of our marketing plan, we will target on-line investors. We plan to recruit and use a sales force of independent sales representatives which will work on a commission basis to generate subscription sales. In addition, we plan to generate subscription sales by seeking affiliate relationships with other websites that would place on their website information about our product with links and/or images to our website. We anticipate completing the first phase of our marketing plan during the third and fourth quarters of 2005.

During the second phase of our marketing plan, we will target corporations with an online presence, small to medium size online broker companies, financial portals, and financial data distributors. We are still in the process of developing detailed plans to implement this second phase of marketing.

For the third phase of our marketing plan, we intend to target major corporations, online broker firms, financial portals and financial data distributors. We are still in the process of developing detailed plans to implement this third phase of marketing. We do not anticipate being able to begin the third phase for at least twelve months.

Product Development

At the present time, we have released the first version of the Media Sentiment™ product which offers the following:

(1)	Media sentiment measurement and trend analysis for Nasdaq and NYSE public companies based on searches of 6,000 plus news web sites, including the news sections of the individual company’s web sites.

(2)	The tracking of media sentiment indices for three (3) major indices including the following:

(a)	companies which are part of the Nasdaq 100 index);

(b)	Media Sentiment™ 30 (based on measurements of the media sentiment of the 30 companies that are part of the Dow Jones Industrial Index); and
(c)	Media Sentiment™ 500 (based on measurements of the media sentiment of the 500 companies that are part of the S&P 500 index).

We have determined that this first version of Media Sentiment™ could be improved to offer more powerful search capabilities and cover more news sources and public companies.

We are continuing the development of a new feature of our product, which we refer to as “Heads-Up”. This new feature will offer near real-time collection, analysis and display of the media sentiment of current news that public companies post on the Internet. The focus of our initial release of this feature will be to present our customers with a media sentiment of the Earnings Release for reporting companies. Our intention is to utilize our proprietary media sentiment analysis and provide a thumbs-up/thumbs-down recommendation within minutes from the time that an Earnings Release is available on a public company’s web site. The new Heads-Up feature is currently in beta testing.

During the next twelve months, we also plan to continually improve our technology systems and product. We plan to develop future versions of Media Sentiment™ that will increase the number of news sources to be interrogated by our search engine, seek to implement more user friendly tools to enhance the performance of our product, and improve and further develop the trend graphs. We also plan, with updated versions of our product, to enable real-time processing of increased news sources.

Our operational objectives with respect to Media Sentiment™ are to:

•	Position our company as a finely focused informational service provider, and

•	Commence marketing of Media Sentiment™ by the end of the third quarter 2005

We intend to increase our employees to handle the additional demands associated with expansion of our customer base when needed. We may hire additional employees to assist us with sales, customer service, technical support, website management and development, as well as administration. If we hire additional employees, we will then need to lease additional office space to accommodate the associated growth in the number of employees and computer servers.

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees provided we are successful in increasing our sales of Media Sentiment™.

We do not anticipate purchasing any real property during the next twelve (12) months. We anticipate purchasing computer servers for an estimated cost of $10,000 to $20,000 over the next twelve months.

Assets

Our total assets as of March 31, 2005 were $446,270, including cash in the amount of $142,312.

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2005 were $141,964. On March 31, 2005, our liabilities consisted of accounts payable in the amount of $21,324, short term notes payable in the amount of $43,500, and long term notes payable in the amount of $77,140.

As of March 31, 2005, Stockholders’ Equity was $304,306.

Results of Operations

We generated revenue in the amount of $1,981 during the three month period ended March 31, 2005. Our revenue for the reporting was generated through the receipt of rental fees for the use of our mailing lists. We did not generate any revenue in the three month period ended March 31, 2004. We do not anticipate earning significant revenues until such time as we are able to begin charging subscribers of our online media analysis service, sometime during the second or third quarter of 2005.

We incurred operating expenses in the amount of $48,690 for the three months ended March 31, 2005, compared to operating expenses of $10,789 for the three months ended March 31, 2004. The increase in our operating expenses for the three months ended March 31, 2005 was primarily attributable to expenditures for the development of our new website and the payment of executive compensation. During the reporting period, we incurred $8,758 in website development costs and paid $16,500 in executive compensation. We did not incur any website development costs or pay any executive compensation in the three month period ended March 31, 2004.

Liquidity and Capital Resources

On March 31, 2005, we had cash in the amount of $142,312, which primarily resulted from funds raised in our public equity offering that closed in the last quarter of 2004. As of March 31, 2005, we had total current assets in the amount of 142,965 and total current liabilities of $64,824. As a result, our working capital on March 31, 2005 was $78,141.

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

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and Chief Financial Officer, Mr. Robert C. Jaspar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any legal proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2005, we have not made any unregistered sales of equity securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year ended March 31, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA NEWS TECH

Date:	May 16, 2005

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer