Form 10QSB
period 2005-06-30
CALIFORNIA NEWS TECH
filed 2005-08-15
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,756,333 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of June 30, 2005.
(b)	Statement of Operations for the three and six month periods ended June 30, 2005 and 2004;
(c)	Statement of Cash Flows for the three and six month periods ended June 30, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

CALIFORNIA NEWS TECH
BALANCE SHEET W/PREV YEAR COMPARISON
AS OF JUNE 30, 2005

	Jun 30, 05	Jun 30, 04
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	13,842	3,688
1005 · Bank of America - Escrow	45,000	100
1007 · Bank of America-Expense Clear	4,903	0
Total Checking/Savings	63,744	3,788
Total Current Assets	63,744	3,788
Fixed Assets
1510 · Equipment & Computers	9,811	9,099
1750 · Accumulated Depreciation	(8,605)	(7,637)
Total Fixed Assets	1,206	1,462
Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	213,739	213,739
1830 · Website Development	31,860	31,860
1840 · Security Deposits	1,500	0
Total 1800 · Other Assets	302,099	300,599
Total Other Assets	302,099	300,599
TOTAL ASSETS	367,049	305,849
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	19,829	53,602
Total 2000 · Accounts Payable-Trade	19,829	53,602
Total Accounts Payable	19,829	53,602
Other Current Liabilities
2100 · Deferred Revenue	2,684	0
2500 · Notes Payable	43,500	48,500
Total Other Current Liabilities	46,184	48,500
Total Current Liabilities	66,013	102,102
Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140
Total Long Term Liabilities	77,140	77,140
Total Liabilities	143,153	179,242
Equity
3000 · Capital Stock	8,269	7,519
3030 · Additional Paid-In Capital	1,138,856	889,606
3040 · Stock Registration Costs	(156,187)	(155,350)
3100 · Retained Earnings	(674,922)	(590,743)
Net Income	(92,120)	(24,425)
Total Equity	223,896	126,607
TOTAL LIABILITIES & EQUITY	367,049	305,849

CALIFORNIA NEWS TECH
PROFIT & LOSS YTD COMPARISON
JANUARY THROUGH JUNE 2005

	Jan - Jun 05	Jan - Jun 04	Apr - Jun 05	Apr - Jun 04
Ordinary Income/Expense
Income
4000 · Revenue	8,661	0	6,680	0
4060 · Revenue - Subscription Sales	215	0	215	0
Total Income	8,876	0	6,895	0
Gross Profit	8,876	0	6,895	0
Expense
4500 · Website Development Costs	15,196	3,250	6,438	3,250
4550 · Website Operating Expenses	1,635	0	600	0
4600 · Advertising	750	0	(150)	0
4620 · Commission Expense	3,057	0	2,404	0
5005 · Recruiting	105	0	105	0
5010 · Officers Salary
5015 · Executive Compensation-Direct	30,500	0	14,000	0
5010 · Officers Salary - Other	2,500	0	2,500	0
Total 5010 · Officers Salary	33,000	0	16,500	0
5040 · Rent - Office	5,000	0	3,000	0
5050 · Postage and Delivery	403	41	167	0
5060 · Office Expense
5064 · Printing and Reproduction	26	0	26	0
Total 5060 · Office Expense	26	0	26	0
5070 · Office Equipment & Supplies
5071 · Office Supplies	651	0	286	0
5073 · Office Equipment	545	0	355	0
5070 · Office Equipment & Supplies - Other	0	1,353	0	1,289
Total 5070 · Office Equipment & Supplies	1,196	1,353	641	1,289
5080 · Telephone	1,798	1,070	978	348
5110 · Legal & Professional Fees
5111 · Legal Fees	21,742	8,086	11,650	0
5115 · Accounting	8,500	8,325	8,500	8,325
Total 5110 · Legal & Professional Fees	30,242	16,411	20,150	8,325
5117 · Professional /Dues	8	35	0	0
5150 · Travel & Ent
5152 · Meals	848	20	549	0
Total 5150 · Travel & Ent	848	20	549	0
5160 · Travel	336	73	315	0
5170 · Company Automobile Expense	278	306	0	0
5180 · Repairs
5183 · Computer Repairs	0	101	0	0
Total 5180 · Repairs	0	101	0	0
5200 · Bank Service Charges
5210 · Monthly Bank Service Fee	17	195	0	120
5220 · Credit Card Access/ Processing	331	270	166	105
5230 · Bank Wire/Service Fees	411	245	266	200
Total 5200 · Bank Service Charges	759	710	432	425
5310 · Prof. Dues and Subscriptions	5,500	0	0	0
5400 · Stock Registration & Transfer	275	0	150	0
7010 · State Taxes (FTB)
7011 · State of NV-Franchise Tax Board	585	255	0	0
7012 · State of CA-Franchise Tax Brd	0	800	0	0
Total 7010 · State Taxes (FTB)	585	1,055	0	0
Total Expense	100,997	24,425	52,304	13,637
Net Ordinary Income	(92,121)	(24,425)	(45,410)	(13,637)
Net Income	(92,121)	(24,425)	(45,410)	(13,637)

CALIFORNIA NEWS TECH
STATEMENT OF CASH FLOWS W/PRIOR YEAR COMPARISON
AS OF JUNE 30, 2005

	Apr - Jun 05	Apr - Jun 04
OPERATING ACTIVITIES
Net Income	(45,410)	(13,637)
Adjustments to reconcile Net Income
to net cash provided by operations:
1240 · Accounts Receivable - Other	653
2000 · Accounts Payable-Trade:2020 · Accounts Payable	(1,495)	7,183
2100 · Deferred Revenue	2,684	0
2500 · Notes Payable	0	5,000
Net cash provided by Operating Activities	(43,568)	(1,454)
FINANCING ACTIVITIES
3000 · Capital Stock	(105)	0
3030 · Additional Paid-In Capital	(34,895)	0
Net cash provided by Financing Activities	(35,000)	0
Net cash increase for period	(78,568)	(1,454)
Cash at beginning of period	142,312	5,242
Cash at end of period	63,744	3,788

California News Tech
Notes to Financial Statements
As of June 30, 2005 (Unaudited)

Note 1. Going Concern Uncertainty and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2004, the accumulated deficit was $674,922 and positive working capital was $124,851. As of June 20, 2005, the accumulated deficit was $767,042 and the negative working capital was $2,269. The Company has primarily funded operations through private placements and recently a public offering. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2. Material Events

On May 17, 2005, the company announced that it had entered into a non-binding letter of intent to acquire intellectual property, including intangible assets, programming code, and patents, as created by well known software industry inventor, Seymour I. Rubinstein. Mr. Rubinstein was the founder of MicroPro International Corporation and developer of WordStar and QuattroPro. It is anticipated that Mr. Rubinstein will become an active member of senior management of the company once the acquisition is completed. Discussions are ongoing. Mr Rubinstein was elected to the Board of Directors of the company at the stockholders annual meeting held June 18, 2005.

Of the $19,829 shown on the Balance Sheet as Accounts Payable-Trade, $10,000 is compensable in stock of the corporation valued @ $1.00 per share based upon a 3rd quarter 2004 agreement .

There have been no other material or significant events subsequent to the issuance of the audited year-end 2004 financial statements.

Note 3. Stock Options Plans

Directors and consultants have been granted options to purchase common shares The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at June 30, 2005

Grant Date	Exercise Price	Options Outstanding	Options Exercisable
2001-2002	$0.80	328,900	328,900
2002	$1.00	60,500	60,500
2003	$1.00	179,200	179,200
2004	$1.00	146,000	146,000
2005	$1.00	74,500	74,500
2005	$2.00	37,875	47,875
2005	$3.00	75,000	75,000

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

Note 4 Net Loss per Common Share

The following potential common shares should be excluded from any calculation of diluted net loss per share for the periods presented because the effect would have been antidilutive:

	YTD 6/30/05	Y/E 12/31/04

Shares issuable under stock options	898,075	710,700
Shares issuable pursuant to warrants	250,000	288,500

The weighted average exercise price of stock options was $1.081 and $0.909 at June 30, 2005 and December 31, 2004, respectively.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Marketing Plan

We have recently released our new website www.MediaSentiment.com and have begun the marketing and sales programs.

We are in the process of implementing the following actions as a part of the first phase of our market plan:

•	Purchasing keyword advertising from online providers such as Google, Yahoo and others who offer such online services.
•	Seeking affiliate relationships with other websites that would place on their website information about our product and links and/or images to our website.
•	Future purchases of banner and text advertising space on other financial/investment companies’ web sites.
•	Marketing directly via focused e-mail campaigns by purchasing lists that focus on our target customer.
•	Recruitment and use of a sales force of independent sales representatives.

During this first phase of our marketing plan, we are targeting on-line investors. We have started the use of a sales force of independent sales representatives which we anticipate paying with stock options and/or commissions to generate subscription sales. In addition, we plan to generate subscription sales by seeking affiliate relationships with other websites that would place on their website information about our product with links and/or images to our website. We anticipate completing the first phase of our marketing plan during the third and fourth quarters of 2005.

We have hired a team of contractors to help us with in-house marketing activities, including subscription sales, and the development and production of E-motions, a newsletter complementing our product line. To house the new marketing team, we have expanded our leased office space and acquired new equipment.
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

Product Development

At the present time, we have released the first version of the Media Sentiment™ product which offers the following:

(1) A Heads Up: measures media sentiment resulting from the analysis of corporate earnings releases. As soon as the releases are posted on the corporate web site, we capture the media sentiment and give the release a thumbs up or thumbs down rating.

(2) Media sentiment trend measures and graphs the analysis for Nasdaq and NYSE public companies based on searches of 6,000 plus news web sites, including the news sections of the individual company web sites.

(3) The tracking of media sentiment indices for three (3) major indices including the following:

(a)	Media Sentiment™ 100 (based on measurements of the media sentiment of the 100 companies which are part of the Nasdaq 100 index);

(b)	Media Sentiment™ 30 (based on measurements of the media sentiment of the 30 companies that are part of the Dow Jones Industrial Index); and

(c)	Media Sentiment™ 500 (based on measurements of the media sentiment of the 500 companies that are part of the S&P 500 index).

(4) E-motions: a newsletter, which aims to arm readers with self-knowledge about the emotions behind their own investing so that they can improve their financial strategies. E-motions addresses financial and media psychology in an entirely new way, focusing on the companies featured each week on MediaSentiment.com. Our newsletter explores case studies high-lighting any correlation between price moves in MediaSentiment™ featured stocks, news coverage and media sentiment. Each week's topic strives to provide unique insight into the behaviour of other investors and movement in the market.

The basis of the research behind each E-motions newsletter is the thumbs up / thumbs down recommendations MediaSentiment's A Heads Up service produces for NYSE and NASDAQ companies. These ratings measure the sentiment company earnings reports create in the media.

We have determined that our first version of Media Sentiment™ could be improved to offer more powerful search capabilities and cover more news sources and public companies. During the next twelve months, we also plan to continually improve our technology systems and product. We plan to develop future versions of Media Sentiment™ that will increase the number of news sources to be interrogated by our search engine, seek to implement more user friendly tools to enhance the performance of our product, and improve and further develop the trend graphs. We also plan, with updated versions of our product, to enable real-time processing of increased news sources.

We intend to increase staffing to handle the additional demands associated with expansion of our customer base when needed. We may hire additional employees and/or contractors to assist us with sales, customer service, technical support, website management and development, as well as administration. If we hire additional employees and/or contractors, we will then need to lease additional office space to accommodate the associated growth in the number of employees and computer servers.

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

We do not anticipate purchasing any real property during the next twelve (12) months. We anticipate purchasing computers, computer servers, and computer software for an estimated cost of $10,000 to $20,000 over the next twelve months.

Assets

Our total assets as of June 30, 2005 were $367,049, including cash in the amount of $63,744.

Liabilities and Stockholders Equity

Our total liabilities as of June 30, 2005 were $143,153, consisting of accounts payable in the amount of $19,829, short term notes payable in the amount of $43,500, and long term notes payable in the amount of $77,140.

As of June 30, 2005, Stockholders’ Equity was $223,896.

Results of Operations

We generated revenue in the amount of $6,895 during the three month period ended June 30, 2005, compared to $0 for the three month period ended June 30, 2004. Our revenue for the reporting period was generated primarily through the receipt of rental fees for the use of our mailing lists. Beginning in June 2005, we sold $2,899 in subscriptions. We report subscription revenue over the life of the subscription, with $215 reported as revenue earned in the quarter ended June 30, 2005, and $2,684 carried on the balance sheet as unearned revenue, for recognition in future periods.

We incurred operating expenses in the amount of $52,304 for the three months ended June 30, 2005, compared to operating expenses of $13,637 for the three months ended June 30, 2004. The increase in our operating expenses for the three months ended June 30, 2005 was primarily attributable to expenditures for the legal fees and the payment of executive compensation. During the reporting period, we incurred $11,650 in legal costs and paid $14,000 in executive compensation.

Liquidity and Capital Resources

On June 30, 2005, we had cash in the amount of $63,774, which primarily resulted from funds raised in our public equity offering that closed in the last quarter of 2004. As of June 30, 2005, we had total current assets in the amount of $63,744 and total current liabilities of $66,013. As a result, our working capital on June 30, 2005 was ($2,269).

We intend to fund operations over the next twelve months through increased subscription sales, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and Chief Financial Officer, Mr. Robert C. Jaspar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2005, we have not made any unregistered sales of equity securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

During the second quarter of the fiscal year ended June 30, 2005 an annual meeting of shareholders was held on June 18, and matters for consideration by shareholders were submitted to our shareholders for a vote through the solicitation of proxies.

The matters voted upon at the meeting were as follows:

•	To elect directors;

•	To approve changes in the composition of the compensation program for internal officers of the corporation who served without compensation through October, 2004; and

•	To transact such other business as may properly come before the meeting

The total number of shares outstanding at the record date, May 23, 2005 was 2,756,333 shares. The number of votes represented at this meeting was 1,332,865 or 37.5% of shares eligible to vote.

All of the nominees for director recommended by the board of directors were elected and the results of the voting were as follows:

Name	Votes for	Votes Against	Abstentions
Marian Munz	1,332,865	0	0
Robert C. Jaspar	1,332,865	0	0
Dave Dunn	1,332,865	0	0
David A. Hotchkiss	1,332,865	0	0
Seymour Rubenstein	1,332,865	0	0

The change in composition of compensation for internal officers who served without compensation through October 2004 was approved. The results of the voting were as follows:

Votes for	Votes against	Abstentions
1,332,865	0	0

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Finanical Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA NEWS TECH

Date:	August 15 , 2005

By:/s/ Marian Munz Marian Munz Title: Chief Executive Officer