Form 10QSB
period 2005-09-30
CALIFORNIA NEWS TECH
filed 2005-11-15
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,029,333 common shares as of October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of September 30, 2005.
(b)	Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004;
(c)	Statements of Cash Flow for the three and nine month periods ended September 30, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

California News Tech
Balance Sheet		Accrual Basis
As of September 30, 2005 - Unaudited
	Sep 30, 05	Sep 30, 04
ASSETS
Current Assets
Checking/Savings
1000 · Bank of America Checking	246,721	3,389
1005 · Bank of America - Escrow	25,000	100
1007 · Bank of America-Expense Clear	1,636	0
Total Checking/Savings	273,357	3,489
Total Current Assets	273,357	3,489
Fixed Assets
1510 · Equipment & Computers	9,811	9,099
1750 · Accumulated Depreciation	-8,605	-7,637
Total Fixed Assets	1,206	1,462
Other Assets
1800 · Other Assets
1810 · Investment-Stra. Inf. Tec-USA	55,000	55,000
1820 · Investment-Product Development	215,239	213,739
1830 · Website Development	50,321	31,860
1840 · Security Deposits	3,800	0
Total 1800 · Other Assets	324,360	300,599
Total Other Assets	324,360	300,599
TOTAL ASSETS	598,923	305,550
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	47,081	75,363
Total 2000 · Accounts Payable-Trade	47,081	75,363
Total Accounts Payable	47,081	75,363
Other Current Liabilities
2100 · Deferred Revenue	4,107	0
2500 · Notes Payable	68,500	53,500
Total Other Current Liabilities	72,607	53,500
Total Current Liabilities	119,688	128,863
Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140
Total Long Term Liabilities	77,140	77,140
Total Liabilities	196,828	206,003
Equity
3000 · Capital Stock	8,998	7,519
3030 · Additional Paid-In Capital	1,381,127	889,606
3040 · Stock Registration Costs	-156,187	-155,350
3100 · Retained Earnings	-674,922	-590,743
Net Income	-156,922	-51,484
Total Equity	402,094	99,548
TOTAL LIABILITIES & EQUITY	598,922	305,551

California News Tech
Comparative Statement of Cash Flows
July through September 2005 / 2004 - Unaudited
	Jul - Sep 05	Jul - Sep 04
OPERATING ACTIVITIES
Net Income	-64,802	-27,060
Adjustments to reconcile Net Income
to net cash provided by operations:
2000 · Accounts Payable-Trade:2020 · Accounts Payable	27,252	21,761
2100 · Deferred Revenue	1,423	0
2500 · Notes Payable	25,000	5,000
Net cash provided by Operating Activities	-11,127	-299
INVESTING ACTIVITIES
1800 · Other Assets:1820 · Investment-Product Development	-1,500	0
1800 · Other Assets:1830 · Website Development	-18,461	0
1800 · Other Assets:1840 · Security Deposits	-2,300	0
Net cash provided by Investing Activities	-22,261	0
FINANCING ACTIVITIES
3000 · Capital Stock	729	0
3030 · Additional Paid-In Capital	242,271	0
Net cash provided by Financing Activities	243,000	0
Net cash increase for period	209,612	-299
Cash at beginning of period	63,744	3,788
Cash at end of period	273,356	3,489

California News Tech
Comparative Statement of Cash Flows
January through September 2005 - Unaudited
	Jan - Sep 05	Jan - Sep 04
OPERATING ACTIVITIES
Net Income	-156,922	-51,484
Adjustments to reconcile Net Income
to net cash provided by operations:
1240 · Accounts Receivable - Other	507	0
1260 · Prepaid Expense - Other	404	0
2000 · Accounts Payable-Trade:2020 · Accounts Payable	27,501	36,450
2100 · Deferred Revenue	4,107	0
2500 · Notes Payable	25,000	10,000
Net cash provided by Operating Activities	-99,403	-5,034
INVESTING ACTIVITIES
1800 · Other Assets:1820 · Investment-Product Development	-1,500	0
1800 · Other Assets:1830 · Website Development	-18,461	0
1800 · Other Assets:1840 · Security Deposits	-2,300	0
Net cash provided by Investing Activities	-22,261	0
FINANCING ACTIVITIES
3000 · Capital Stock	624	0
3030 · Additional Paid-In Capital	207,376	0
Net cash provided by Financing Activities	208,000	0
Net cash increase for period	86,336	-5,034
Cash at beginning of period	187,020	8,524
	273,356	3,490

California News Tech
Notes to Financial Statements
As of September 30, 2005 (Unaudited)

Note 1.    Going Concern Uncertainty and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2004, the accumulated deficit was $674,922 and positive working capital was $124,851. As of September 30, 2005, the accumulated deficit was $831,844 and the working capital was $153,669. The Company has primarily funded operations through private placements and recently a public offering. Warrant-holders from that offering have exercised 116.5 warrant units, purchasing 233,000 shares of common stock at a price of $1.00 per share and generating. $233,000 of additional funds. The exercise period extends through November 9 when it expires. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 2.      Material Events

On October 12, 2005, the company announced it had terminated a non-binding letter of intent to acquire intellectual property created by Seymour Rubinstein. It was further announced that Mr. Rubinstein had tended his resignation from the Board of Directors of the company.

Of $47,081 shown on the Balance Sheet as Accounts Payable-Trade, $19,250 is compensable in fully paid, non assessable common stock of the corporation as authorized by the board of directors.

There have been no other material or significant events subsequent to the issuance of the audited year-end 2004 financial statements.

Note 3.       Stock Options Plans

Directors and consultants have been granted options to purchase common shares  The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at September 30, 2005

Grant Date	Exercise Price	Options Outstanding	Options Exercisable
2001-2002	$0.80	325,000	325,000
2002	$1.00	60,500	60,500
2003	$1.00	179,200	179,200
2004	$1.00	146,000	146,000
2005	$1.00	72,000	72,000
2005	$2.00	84,000	84,000
2005	$3.00	118,000	118,000

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

	YTD 9/30/05	Y/E 12/31/04

Shares issuable under stock options:	984,700	710,700
Shares issuable pursuant to warrants:	267,000	288,500

The weighted average exercise price of stock options was $1.223 and $0.909 at September 30, 2005 and December 31, 2004, respectively.

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

Plan of Operation

Our business model relies on the capability of giving our customers near real-time measurement and trend analysis of the media sentiment about the public companies they may wish to track. We believe our customers are interested in media sentiment because they may believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the economy and particular companies. We created our research product, Media Sentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use a proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our systems measure sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as a whole as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

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

We initiated the first phase of our marketing plan August 11, 2005, targeting on-line investors. We have implemented the use of a sales force of independent sales representatives whom we anticipate paying with stock options and/or commissions to generate subscription sales. In addition, we plan to generate subscription sales by seeking affiliate relationships with other websites that would place information about our product on their website, with links and/or images to our website.

In addition, we have started our first promotion by offering one free warrant as an incentive to subscribers who sign-up for one full year. To reach our subscribers we have begun co-marketing agreements with other online firms in our market segment. To-date we have signed co-marketing agreements with AvidTrader Inc., Trade Wall Street and Rush Financial Technologies Inc.

We have signed licensing and content distribution agreements for our products with Track Data Corporation, Thinkorswim Inc. and Financial Content Inc.

We have launched and started the direct marketing and distribution of our newsletter and podcast product titled E-motions. E-motions seeks to enlighten readers with self-knowledge regarding the emotions behind their own investing in order to allow them to improve their financial strategies. E-motions addresses financial and media psychology in what we believe to be an entirely new way, focusing on the companies featured each week on MediaSentiment.com. Newsletter explores case studies high-lighting the relationship between big price moves in MediaSentiment featured stocks, news coverage and investor sentiment. Each week's topic strives to give unique insight into the behavior of other investors and movement in the market.

E-motions’ readership has grown steadily since its launch on August 1, 2005, and as of September 30, 2005, has reached nearly one million hits to the web site by 33,180 unique visitors. E-motions’ newsletter and podcast help promote our MediaSentimentTM brand. Even though E-motions provides valuable research based on our Media Sentiment data, to its readers and listeners, it is currently offered at no cost.

We have hired a team of five contractors to assist us with in-house marketing activities, including subscription sales, and the development and production of E-motions, a newsletter complementing our product line. To house the new marketing team, we have expanded our leased office space and acquired new equipment. We anticipate that our additional personnel and office space will result in increased costs reaching approximately $45,000 per quarter going forward, starting in the quarter of 2005.
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

Product Development

On August 9, 2005 we filed the full patent application for our technology as “Method and Apparatus to Forecast Effects of Media Sentiment”.

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

(4) E-motions: a newsletter and podcast, which seeks to enlighten readers with self-knowledge about the emotions behind their own investing in order to allow them to improve their financial strategies. E-motions addresses financial and media psychology in what we believe to be an entirely new way, focusing on the companies featured each week on MediaSentiment.com. Our newsletter explores case studies high-lighting any correlation between price moves in MediaSentiment™ featured stocks, news coverage and media sentiment. Each week's topic strives to provide unique insight into the behaviour of other investors and movement in the market.

The basis of the research behind each E-motions newsletter is the thumbs up / thumbs down recommendations MediaSentiment's A Heads Up service produces for NYSE and NASDAQ companies. These ratings measure the sentiment company earnings reports create in the media.

We have determined that our first version of Media Sentiment™ could be improved to offer more powerful search capabilities and cover more news sources and public companies. During the next twelve months, we also plan to continually improve our technology systems and product. We plan to develop future versions of Media Sentiment™ that will increase the number of news sources to be interrogated by our search engine, increase the accuracy of our HeadsUp recommendations, implement more user friendly tools to enhance the performance of our product, and improve and further develop the trend graphs. We also plan, with updated versions of our product, to enable real-time processing of increased news sources.

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

Assets

Our total assets as of September 30, 2005 were $ 598,922, including cash in the amount of $ 273,357.

Liabilities and Stockholders Equity

Our total liabilities as of September 30, 2005 were $ 196,828, consisting of accounts payable in the amount of $ 47,081, deferred revenue in the amount of $4,107, short term notes payable in the amount of $68,500, and long term notes payable in the amount of $77,140.

As of September 30, 2005, Stockholders’ Equity was $402,094.

Results of Operations

We generated revenue in the amount of $5,427 during the three month period ended September 30, 2005, compared to $0 for the three month period ended September 30, 2004. Our revenue for the reporting period was generated primarily through the receipt of rental fees for the use of our mailing lists. For the quarter ended September 30, 2005, we sold $2,899 in subscriptions. We report subscription revenue over the life of the subscription, with $1,474 reported as revenue earned in the quarter ended September 30, 2005, and $4,107 carried on the balance sheet as unearned revenue, for recognition in future periods.

We incurred operating expenses in the amount of $68,927 for the three months ended September 30, 2005, compared to operating expenses of $27,059 for the three months ended September 30, 2004. The increase in our operating expenses for the three months ended September 30, 2005 was primarily attributable to expenditures for the legal fees, advertising and marketing expenses, and the payment of executive compensation. During the reporting period, we incurred $18,004 in legal costs, $29,298 in marketing and advertising expenses and paid $16,500 in executive compensation.

Liquidity and Capital Resources

On September 30, 2005, we had cash in the amount of $273,357, which primarily resulted from funds raised in the conversion of warrants issued as a part of our public equity offering that closed in the last quarter of 2004. As of September 30, 2005, we had total current assets in the amount of $273,357 and total current liabilities of $119,688. As a result, our working capital on September30, 2005 was $153,669.

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

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.      Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Marian Munz and our Chief Financial Officer, Mr. Robert C. Jaspar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, we have made sales of 116,500 shares of unregistered, fully paid and non assessable common stock. The shares of common stock were issued in conjunction with the sales of common stock resulting from the exercise of warrants originally offered in the public offering which closed late in 2004 and the issuance thereof was authorized by resolution approved by the board of directors of the company.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

In October 2005, Seymour Rubinstein and the company agreed to cancel a letter of intent under which discussions had been ongoing regarding Mr. Rubinstein’s software and applicable patents being acquired by the Company. After termination of the letter of intent, Mr. Rubinstein tendered his resignation as a director to the Board of Directors and it was accepted.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marian Munz

Date:	November 14, 2005

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer