Form 10QSB/A
period 2005-09-30
CALIFORNIA NEWS TECH
filed 2005-11-30
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,029,333 common shares as of October 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

The purpose of this amendment is to include the Company’s Income Statement for the quarter ended September 30, 2005, which was erroneously omitted from the original filing submitted to the SEC on November 14, 2005.

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
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
2000 · Accounts Payable-Trade
2020 · Accounts Payable	47,081	75,363
`Total 2000 · Accounts Payable-Trade	47,081	75,363
Total Accounts Payable	47,081	75,363
Other Current Liabilities
2100 · Deferred Revenue	4,107	0
2500 · Notes Payable	68,500	53,500
Total Other Current Liabilities	72,607	53,500
Total Current Liabilities	119,688	128,863
Long Term Liabilities
2700 · LT Notes Payable	77,140	77,140
Total Long Term Liabilities	77,140	77,140
Total Liabilities	196,828	206,003
Equity
3000 · Capital Stock	8,998	7,519
3030 · Additional Paid-In Capital	1,381,127	889,606
3040 · Stock Registration Costs	(156,187)	(155,350)
3100 · Retained Earnings	(674,922)	(590,743)
Net Income	(156,922)	(51,484)
Total Equity	402,094	99,548
TOTAL LIABILITIES & EQUITY	598,922	305,551

California News Tech
Profit & Loss QTD Comparison
July through September 2005 - Unaudited

	Jul - Sep 05	Jul - Sep 04
Ordinary Income/Expense
Income
4000 · Revenue	3,953	0
4060 · Revenue - Subscription Sales	1,474	0
Total Income	5,427	0
Cost of Goods Sold
4620 · Commission Expense	1,303	0
Total COGS	1,303	0
Gross Profit	4,124	0
Expense
4500 · Website Development Costs	-14,126	2,200
4550 · Website Operating Expenses	982	0
4600 · Advertising	17,798	2,564
5005 · Recruiting	225	0
5010 · Officers Salary
5015 · Executive Compensation-Direct	16,500	0
Total 5010 · Officers Salary	16,500	0
5040 · Rent - Office	8,000	0
5050 · Postage and Delivery	27	196
5060 · Office Expense
5064 · Printing and Reproduction	106	0
Total 5060 · Office Expense	106	0
5070 · Office Equipment & Supplies
5071 · Office Supplies	628	0
5073 · Office Equipment	6,008	0
5070 · Office Equipment & Supplies - Other	0	804
Total 5070 · Office Equipment & Supplies	6,636	804
5080 · Telephone	1,451	1,357
5110 · Legal & Professional Fees
5111 · Legal Fees	18,004	17,888
Total 5110 · Legal & Professional Fees	18,004	17,888
5120 · Consulting Fees	11,500	0
5150 · Travel & Ent
5152 · Meals	229	257
5155 · Entertainment	266	0
Total 5150 · Travel & Ent	495	257
5158 · Business Meeting Expenses	0	513
5160 · Travel	471	798
5200 · Bank Service Charges
5210 · Monthly Bank Service Fee	130	75
5220 · Credit Card Access/ Processing	203	224
5230 · Bank Wire/Service Fees	190	170
Total 5200 · Bank Service Charges	523	469
5310 · Prof. Dues and Subscriptions	0	13
5400 · Stock Registration & Transfer	220	0
7010 · State Taxes (FTB)
7012 · State of CA-Franchise Tax Brd	115	0
Total 7010 · State Taxes (FTB)	115	0
Total Expense	68,927	27,059
Net Ordinary Income	(64,803)	(27,059)
Net Income	(64,803)	(27,059)

California News Tech
Profit & Loss QTD Comparison
January through September 2005 - Unaudited

	Jan - Sep 05	Jan - Sep 04
Ordinary Income/Expense
Income
4000 · Revenue	12,614	0
4060 · Revenue - Subscription Sales	1,689	0
Total Income	14,303	0
Cost of Goods Sold
4620 · Commission Expense	4,360	0
Total COGS	4,360	0
Gross Profit	9,943	0
Expense
4500 · Website Development Costs	1,070	5,450
4550 · Website Operating Expenses	2,616	0
4600 · Advertising	18,548	2,564
5005 · Recruiting	330	0
5010 · Officers Salary
5015 · Executive Compensation-Direct	49,500	0
Total 5010 · Officers Salary	49,500	0
5040 · Rent - Office	13,000	0
5050 · Postage and Delivery	430	237
5060 · Office Expense
5064 · Printing and Reproduction	132	0
Total 5060 · Office Expense	132	0
5070 · Office Equipment & Supplies
5071 · Office Supplies	1,279	0
5073 · Office Equipment	6,553	0
5070 · Office Equipment & Supplies - Other	0	2,158
Total 5070 · Office Equipment & Supplies	7,832	2,158
5080 · Telephone	3,249	2,428
5110 · Legal & Professional Fees
5111 · Legal Fees	39,746	25,974
5115 · Accounting	8,500	8,325
Total 5110 · Legal & Professional Fees	48,246	34,299
5117 · Professional /Dues	8	35
5120 · Consulting Fees	11,500	0
5150 · Travel & Ent
5152 · Meals	1,077	277
5155 · Entertainment	266	0
Total 5150 · Travel & Ent	1,343	277
5158 · Business Meeting Expenses	0	513
5160 · Travel	807	871
5170 · Company Automobile Expense	278	306
5180 · Repairs
5183 · Computer Repairs	0	101
Total 5180 · Repairs	0	101
5200 · Bank Service Charges
5210 · Monthly Bank Service Fee	147	270
5220 · Credit Card Access/ Processing	534	494
5230 · Bank Wire/Service Fees	601	415
Total 5200 · Bank Service Charges	1,282	1,179
5310 · Prof. Dues and Subscriptions	5,500	13
5400 · Stock Registration & Transfer	495	0
7010 · State Taxes (FTB)
7011 · State of NV-Franchise Tax Board	585	255
7012 · State of CA-Franchise Tax Brd	115	800
Total 7010 · State Taxes (FTB)	700	1,055
Total Expense	166,866	51,486
Net Ordinary Income	(156,923)	(51,486)
Net Income	(156,923)	(51,486)

California News Tech
Comparative Statement of Cash Flows
July through September 2005 / 2004 - Unaudited
	Jul - Sep 05	Jul - Sep 04
OPERATING ACTIVITIES
Net Income	(64,802)	(27,060)
Adjustments to reconcile Net Income
to net cash provided by operations:
2000 · Accounts Payable-Trade:2020 · Accounts Payable	27,252	21,761
2100 · Deferred Revenue	1,423	0
2500 · Notes Payable	25,000	5,000
Net cash provided by Operating Activities	(11,127)	(299)
INVESTING ACTIVITIES
1800 · Other Assets:1820 · Investment-Product Development	(1,500)	0
1800 · Other Assets:1830 · Website Development	(18,461)	0
1800 · Other Assets:1840 · Security Deposits	(2,300)	0
Net cash provided by Investing Activities	(22,261)	0
FINANCING ACTIVITIES
3000 · Capital Stock	729	0
3030 · Additional Paid-In Capital	242,271	0
Net cash provided by Financing Activities	243,000	0
Net cash increase for period	209,612	(299)
Cash at beginning of period	63,744	3,788
Cash at end of period	273,356	3,489

California News Tech
Comparative Statement of Cash Flows
January through September 2005 - Unaudited
	Jan - Sep 05	Jan - Sep 04
OPERATING ACTIVITIES
Net Income	(156,922)	(51,484)
Adjustments to reconcile Net Income
to net cash provided by operations:
1240 · Accounts Receivable - Other	507	0
1260 · Prepaid Expense - Other	404	0
2000 · Accounts Payable-Trade:2020 · Accounts Payable	27,501	36,450
2100 · Deferred Revenue	4,107	0
2500 · Notes Payable	25,000	10,000
Net cash provided by Operating Activities	(99,403)	(5,034)
INVESTING ACTIVITIES
1800 · Other Assets:1820 · Investment-Product Development	(1,500)	0
1800 · Other Assets:1830 · Website Development	(18,461)	0
1800 · Other Assets:1840 · Security Deposits	(2,300)	0
Net cash provided by Investing Activities	(22,261)	0
FINANCING ACTIVITIES
3000 · Capital Stock	624	0
3030 · Additional Paid-In Capital	207,376	0
Net cash provided by Financing Activities	208,000	0
Net cash increase for period	86,336	(5,034)
Cash at beginning of period	187,020	8,524
Cash at end of period	273,356	3,490

California News Tech
Notes to Financial Statements
As of September 30, 2005 (Unaudited)

Note 1.  Going Concern Uncertainty and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2004, the accumulated deficit was $674,922 and positive working capital was $124,851. As of September 30, 2005, the accumulated deficit was $831,844 and the working capital was $153,669. The Company has primarily funded operations through private placements and recently a public offering. Warrant-holders from that offering have exercised 116.5 warrant units, purchasing 233,000 shares of common stock at a price of $1.00 per share and generating $233,000 of additional funds. The exercise period extends through November 9 when it expires. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

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

Note 3.  Stock Options Plans

Directors and consultants have been granted options to purchase common shares.  The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. The following table summarizes information about stock options outstanding at September 30, 2005.

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

Marian Munz

Date:	November 29, 2005

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer