Form 10KSB
period 2005-12-31
CALIFORNIA NEWS TECH
filed 2006-04-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-50762

CALIFORNIA NEWS TECH
(Name of small business issuer in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Van Ness Ave., Suite 406-407, San Francisco, California	94109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 415-861-3421

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenue for its most recent fiscal year. $36,253.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$3,107,423 as of March 28, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,179,609 Common Shares as of February 22, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1.	Description of Business

Overview

We were originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. In January 2001 we changed our name and in November 2001 shifted our business plan to focus on providing online access to news media analysis for a subscription fee. Our online news media analysis research product is called Media Sentiment™. The central premise behind Media Sentiment™ is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can help our customers interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

Business of Issuer

We believe that there have been dramatic qualitative and quantitative changes in media reporting over the last decade. Driven in part by the Internet, persons interested in media reports now have a variety of options and vast stores of information to negotiate. For frequent users of media reports, such as active stock market traders, processing and assimilation has become much more complex due to larger stores of available information.

Our MediaSentiment™ research product assists our customers in quickly understanding the cumulative sentiment reflected in media reports. Our tracking technology quickly scans available media reports for key words and provides an assessment as to whether the overall news is positive, negative, or neutral. We believe the use of our technology will expand in the coming years driven by increasing information availability and a demand for tools that assist in a quicker assimilation of media reports.

Our business model relies on the capability of giving our customers near real-time measurement and trend analysis of the media sentiment about the public companies they may wish to track. We believe that our customers are interested in media sentiment because they may believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the economy and particular companies. We create our research product, Media Sentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use a proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our MediaSentiment trend system measures sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as a whole as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

A Heads Up, another feature of our MediaSentiment™ research product, attempts to forecast the effects of the media sentiment resulting from the earnings release reports of publicly traded companies on the company’s stock price on the trading day following the reports. Heads Up presents users with an easy to use graphical interface, displaying thumbs up and thumbs down assessment of the media sentiment. These assessments are strictly an analysis of the cumulative media sentiment of earnings releases of the pubclicly traded companies and are not buy or sell recommendations for the specific stocks. They are meant to help users make a faster and better buy or sell decision by providing information in real time manner. Also, these thumbs up and thumbs down recommendations are generated automatically by our computer systems. Our intent is to develop an additional feature to our MediaSentiment™ product, to be named Upper Hand, which will perform correlation analysis with technical and other indicators automatically and present the user the stock symbols that correlate the A Heads Up indicators with those indicators.

E-motions is another component of our MediaSentiment™ system. E-motions is a newsletter that was launched in August, 2005 and is presently provided free to readers. This newsletter is currently released three times a month, and we anticipate increasing its frequency to four. It is distributed through e-mail in HTML format, as well as audio format through pod cast. The purpose of E-motions is to provide our readers with self-knowledge about the emotions behind their own investing so that they can improve their financial strategies. E-motions addresses financial and media psychology in what we believe is an entirely new way, focusing on the companies featured each week on MediaSentiment.com. The newsletter explores case studies high-lighting the relationship between big price moves in MediaSentiment featured stocks, news coverage and investor sentiment. Each week's topic gives unique insight into the behavior of other investors and movement in the market.

We have also developed a podcast version of the E-motions newsletter so user can listen to the E-motions on their computers or while on the road on their iPods. Currently, we distribute the podcast via the www.StreetIQ.com web site. E-Motions is currently offered at no cost in an effort to encourage subscriptions to our paid product.

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

Our initial target market is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. Our business is to provide our customers with news scanning and analysis at a very low cost.

Marketing Plan

We have released our website www.MediaSentiment.com and have begun the marketing and sales programs.
We have started the process of implementing the following actions as a part of the first phase of our market plan:

•	Purchasing online advertising from online providers
•	Seeking co-marketing and affiliate relationships with other websites that would place on their website information about our product and links and/or images to our website.
•	Future purchases of banner and text advertising space on other financial/investment companies’ web sites.
•	Marketing directly via focused e-mail campaigns
•	Recruitment and use of a sales force of independent sales representatives.
•	TV advertising

We initiated the first phase of our marketing plan in August 2005, targeting on-line investors. We have implemented the use of a sales force of independent sales representatives whom we anticipate paying with equity and/or commissions to generate subscription sales. In addition, we plan to generate subscription sales by seeking co-marketing and affiliate relationships with other websites that would place information about our product on their website, with links and/or images to our website.

In addition, we have started our first promotion by offering one free warrant as an incentive to subscribers and strategic partners who sign-up for one full year. As indicated by our Post Effective Amendment No.2 filed September 9, 2005, we have registered 1,000,000 warrants to be used for marketing purposes for subscribers and strategic partners. To reach potential subscribers we have begun co-marketing agreements with other online firms in our market segment. To-date we have signed co-marketing agreements with AvidTrader Inc., Trade Wall Street, Rush Financial Technologies Inc., CBD Trading LLC and Equity Trading Online LLC.

We have signed licensing and content distribution agreements for our products with Track Data Corporation, Thinkorswim Inc. and Financial Content Inc.

We have hired a team of five contractors to assist us with marketing activities, including subscription sales, and the development and production of E-motions. To house the new marketing team, we have expanded our leased office space, acquiring two more offices and purchased five new computers.

During the second phase of our marketing plan, we will target corporations with an online presence, small to medium size online broker companies, financial portals, financial data analysis, and financial data distributors. We are still in the process of developing detailed plans to implement this second phase of marketing. We anticipate initiating the second phase of our marketing plan by the end of the fourth quarter of 2006.

During the third phase of our marketing plan, we intend to target major corporations, online broker firms, financial portals and financial data distributors. We are still in the process of developing detailed plans to implement this third phase of marketing. We do not anticipate being able to begin the third phase for at least six months.

Product Development

At the present time, we have released the first version of the Media Sentiment™ product which offers the following features:

(1) A Heads Up: measures media sentiment resulting from the analysis of corporate earnings releases. As soon as the releases are posted on the corporate web site, we capture the media sentiment and give the release a thumbs up or thumbs down rating.

(2) MediaSentiment™ trend measures and graphs the analysis for Nasdaq and NYSE public companies based on searches of 6,000 plus news web sites, including the news sections of the individual company web sites.

(3) E-motions is our newsletter that arms readers with self-knowledge about the emotions behind their own investing so that they can improve their financial strategies.

(4) The tracking of media sentiment indices for three (3) major indices including the following:

(a)	MediaSentiment™ 100 (based on measurements of the media sentiment of the 100 companies which are part of the Nasdaq 100 index);

(b)	MediaSentiment™ 30 (based on measurements of the media sentiment of the 30 companies that are part of the Dow Jones Industrial Index); and

(c)	MediaSentiment™ 500 (based on measurements of the media sentiment of the 500 companies that are part of the S&P 500 index).

We have determined that our first version of MediaSentiment™ could be improved to offer more powerful search capabilities and cover more news sources and public companies. During the next twelve months, we plan to develop future versions of Media Sentiment™ that will increase the number of news sources to be interrogated by our search engine, seek to implement more user friendly tools to enhance the performance of our product, and improve and further develop the trend graphs. We also plan, with updated versions of our product, to enable real-time processing of a greater number of news sources.

We may need to increase staffing to handle the additional demands associated with expansion of our customer base. We may hire additional employees and/or contractors to assist us with sales, customer service, technical support, website management and development, as well as administration. If we hire additional employees and/or contractors, we will then need to lease additional office space to accommodate the associated growth in the number of employees and computer servers.

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees provided we are successful in increasing our sales of MediaSentiment™.

Future Products

We plan to introduce the following new products within the next nine months:

• MediaSentiment UpperHandTM

This product is an advanced version of HeadsUpTM in terms of accuracy and inherent capability. It takes into account additional correlations like technical indicators and trade management information. Target markets for this product include professional investors and very active traders.

• MediaSentiment GlobalTM

This product is an advanced version of MediaSentimentTM which takes advantage of the global markets via such new products as ETFs (Exchange Traded Funds). This product will be a comprehensive report that analyzes the media’s impact on the top 25 countries for US foreign investment and the consequent level of investment in each country’s respective ETFs.

Other Technology Applications

We believe that the media analysis technology that is the foundation for MediaSentiment™ can be applied in various other fields. For example, in 2004 MediaSentiment™ was used during the presidential elections by Stanford University’s Political Communication Lab to identify Voter Attention Share and to determine trends in the US electronic media coverage of presidential election issues. Issues tracked during the campaign included terrorism, national security, the economy, crime, energy, education, healthcare, and abortion. It tracked the total number of daily references to key election issues in national TV newscasts, 80 of the most widely read daily newspapers, and a set of 30 local TV stations across the country. Findings showed that President Bush would likely win re-election based on the number of news stories that focused on Iraq.

Competition

While we believe that while there is no direct competition to our MediaSentiment™ research product, many other companies offer what could be seen as substitute products in the form of news and text search services, text analysis, and media analysis. We are unaware of any competitor that offers a product that is identical to, or substantially indistinguishable from, our Media Sentiment™ graphs of media sentiment in both near real-time and over specific user-defined periods. However, the media research business, in general, is intensively competitive and even if our Media Sentiment™ product is well received by the market, other substitute competitors may adjust their product offerings to compete with us or new competitors may emerge. Presently, other companies offer substitute products which offer news and text search services, text analysis services and media analysis services, each of which can be considered a substitute for parts of the Media Sentiment™ system.

Text search

Companies that provide internet or news search services offer a substitute product in that they allow users to identify media stories about virtually any subject, including the publicly traded companies that are the primary focus of Media Sentiment™. Users of these services can then review these media reports directly and form their own judgments about the media sentiment. Internet search services include such well-known companies as Yahoo and Google.

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

Text Analysis

Some companies that provide text analysis, such as ClearForest and Biz360, compete with us in that they provide their customers with information that can be considered a substitute for our Media Sentiment™ graphs. For example, ClearForest utilizes technology to automatically read and interpret documents, including press releases and media reports, in an attempt to identify patterns, connections, trends and features relevant to their customers. ClearForest delivers the results of its analysis via simple, visual interactive formats. ClearForest markets it services to our initial primary target market, individual online investors. Biz360 offers a similar product which it markets as a means for its corporate to measure the effectiveness their public relations efforts. We are unaware of any effort by Biz360 to market its product to our initial primary market, individual online investors.

Media Analysis

Traditional public relations firms such as Carma International, Mediatrack, and PR Track provide media analysis services to their corporate customers. While they are not in direct competition with us, they could be seen as substitutes because these firms provide their clients with the ability to analyze media. At this time, the media analysis provided by these firms tends to focus on brand recognition, competitor analysis, market share, and media coverage. Because of their corporate focus, these traditional PR firms usually charge fees that are incompatible with our initial target market of individual online investors.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We own the software that we use to create MediaSentiment™, described above. After inception, we purchased the rights and ownership of the initial components of the software from Strategic Information Technology Int’l, Inc.

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

We submitted an application to register MediaSentiment as our trademark on February 24, 2005. The United States Patent and Trademark Office assigned serial number 78574285 to the trademark application. Our application was published for opposition on April 4, 2006. It is published for 30 days and if there is no opposition, we can expect to receive the registration within 60 days following the end of the 30 day publication period.

We registered the domain names: www.MediaSentiment.com, www.aHeadsUp.com, www.anUpperHand.com, www.PublicMemory.com, www.CaliforniaNewsTech.com and www.DNAshare.com.

Over the next twelve months we plan to seek a federally registered trademark for more of our intellectual property, including the logos associated with MediaSentiment and the names and logos associated with A Heads Up and Upper Hand, the thumbs up and thumbs down symbols, and the user interface for A Heads Up, but have not done so at this time.

We have registered with the Copyright Office, the copyrights for the caption work “Stock Performance vs Sentiment - Cisco” which is a chart plotting the stock performance along with the media sentiment at various stock performance values. The registration form TX, TX 6-159-328 was declared effective as of July 28, 2004.

Research and Development

We incurred research and development expenditures in the amount of $28,961 for the fiscal year ended December 31, 2005, and $10,200 for the fiscal year ended December 31, 2004.

We plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain an understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services.

Need for Governmental Approval of Principal Products or Services

We are not aware of any requirement for approval of our principal products or services by any governmental entity.

Existing and Probable Governmental Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have no full-time employees, other than our CEO & President, Mr. Marian Munz. Our CFO, Mr. William White, is a part time independent contractor. In addition, we have hired five external consultants to work with us on a full time basis as independent contractors. We may need to hire additional staff, whether as employees or independent contractors, if demand for our products substantially increases over the next fiscal year.

Item 2.	Description of Property

On January 15, 2005, we entered into a three month lease for office space located at 825 Van Ness Ave., Suite 406-407, San Francisco, California, 94109. Following this three month term, our lease has continued on a month to month basis. The current rate for this lease is $3,000 per month and will be $3,200 per month beginning May 1, 2006 as a result of the additional office space we have rented.

We do not anticipate purchasing any real property during the next twelve (12) months.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “CNTE.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	$0.0	$0.0
June 30, 2005	$7.00	$0.0
September 30, 2005	$4.10	$0.55
December 31, 2005	$2.28	$1.02

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	$0.0	$0.0
June 30, 2004	$0.0	$0.0
September 30, 2004	$0.0	$0.0
December 31, 2004	$0.0	$0.0

Holders of Our Common Stock

As of February 22, 2006, we had approximately 68 holders of record of our common stock. Other stockholders hold shares of our common stock in street name.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	228,250	$2.13	571,750
Equity compensation plans not approved by security holders	-	-	-
Total	228,250	$2.13	571,750

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we had revenue of $36,253, compared to revenue in the amount of $4,244 for the year ended December 31, 2004. Our increase in revenue is primarily attributable to the receipt of rental fees for the use of our mailing and e-mailing distribution lists. Of the $36,253 we earned in revenue during the year ended December 31, 2005, $3,320.39 is attributable to sales of our research product, MediaSentiment™.

We incurred expenses in the amount of $323,670 for the year ended December 31, 2005. Our expenses for the year ended December 31, 2005 consisted of selling and administrative costs of $126,767, office and other operating expenses of $196,028 and depreciation expense in the amount of $875. We incurred expenses in the amount of $88,423 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of selling and administrative costs of $30,867, office and other operating expenses of $56,588, and depreciation expense in the amount of $968. The increase in expenses from fiscal 2004 to fiscal 2005 is primarily attributable to consulting fees of $88,899, officer salaries of $55,000, office rent of $21,500, advertising expense of $32,962 and legal expenses of $11,708.

Our net loss for the year ended December 31, 2005 was $287,417, compared to a net loss of $84,179 in the year ended December 31, 2004.

Assets

As of December 31, 2005, we had total assets of $594,243. As of December 31, 2005, our current assets consisted of cash of $217,657, accounts receivable of $9,820, and $32,375 in prepaid expenses.

Liabilities and Stockholders Deficit
Our total liabilities as of December 31, 2005 were $154,120. Our liabilities consisted of current liabilities of $76,980 and long term liabilities of $77,140. Our liabilities include two promissory notes owed to our former director and CFO, Mr. Robert Jaspar in the total amount of $76,940, which became due on March 6, 2006, and which we have not yet paid.

Liquidity and Capital Resources

As of December 31, 2005, we maintained $217,657 in cash which primarily resulted from funds raised in the public equity offering.

We anticipate that we will incur approximate expenses over the next fiscal year as follows:

1.	Approximately $180,000 in connection with research and development expenses associated with continually improving our technology systems and product;

2.	Approximately $2,000,000 in connection with the implementation of our marketing and sales plan;

3.	Approximately $500,000 in connection with general and administrative expenses;

4.
Approximately $40,000 to $75,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934; and

5.	Approximately $20,000 to $50,000 for purchasing computer servers to service our operations.

We intend to fund operations over the next fiscal year through increased sales, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next fiscal year is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2005, our accumulated deficit was $962,339. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing, promote our software, maintain our processing system, and continue to enhance our services.

These factors, among others, raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Inflation

Management believes that inflation has not had a material effect on our results of operations

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition

Use of Estimates

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

Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by:
● an agreement with the customer;
● delivery to and acceptance of the product by the customer has occurred;
● the amount of the fees to be paid by the customer are fixed or determinable; and
● collection of these fees is probable

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

Deferred Revenue

Deferred revenue is primarily comprised of customer deposits for unearned subscriptions.

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

Stock-based Compensation Plans

The Company has non-qualified stock-based compensation plans for consultants and directors. No compensation expense is recognized when, upon exercise, the stock must be purchased at the market price prevailing at issuance date. Any consideration paid upon exercise of the options will be credited to the shareowners’ investment.

Income Taxes and Deferred Taxes

The company utilizes the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and a valuation allowance is recorded to reduce the deferred tax assets to the amount that are believed to be realizable.

A full valuation allowance on any future tax benefits is being provided until the Company can sustain a level of profitability that demonstrates the ability to utilize these assets.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued

Stock options were anti-dilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2005, 2004 and 2003.

Certain Significant Risks and Uncertainties

The Company participates in the high technology industry and believes that changes in any of the following areas could have a material adverse affect on the Company’s future financial position, results of operations or cash flows: advances and trends in new technologies; competitive pressures in the form of price reductions; market acceptance of the Company’s services; development of sales channels; litigation or claims against the Company based on intellectual property, regulatory or other factors.

Item 7.	Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet
F-3	Statements of Operations
F-4	Statement of Shareowners' Investment
F-5	Statements of Cash Flows
F-6	Notes to Financial Statements;

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
California News Tech

We have audited the accompanying balance sheets of California News Tech as of December 31, 2005 and 2004 and the related statements of operations, shareowners’ investment, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California News Tech at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Jewell & Langsdale

Walnut Creek, California
March 17, 2006

California News Tech
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash	$217,657	$187,020
Accounts receivable	9,820	508
Prepaid expense	32,375	404
	259,852	187,932

Equipment, net of accumulated depreciation	1,031	1,206

Other assets:
Security deposits	3,800	1,500
Product development	276,239	268,739
Website development	53,321	31,860

	$594,243	$491,237

Liabilities and Shareowners’ Investment
Current liabilities:
Accounts payable and accrued expenses	$22,495	$19,581
Deferred revenue	3,485
Notes payable	51,000	43,500
Total current liabilities	76,980	63,081

Long- term debt:
Notes payable	77,140	77,140

Shareowners’ investment:
Common stock, $0.003 par value.
Authorized 8,333,333 shares, Issued and outstanding 3,125,166 and 2,791,333 shares	9,375	8,374
Paid-in capital	1,393,087	1,017,564
Retained earnings (deficit)	(962,339)	(674,922)
	440,123	351,016

	$594,243	$491,237

See accompanying notes.

California News Tech
Statements of Operations
Years ending December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenue	$36,253	$4,244	$324

Expenses:

Selling and administrative costs	126,767	30,867	77,117
Office and other operating costs	196,028	56,588	54,446
Depreciation	875	968	2,825

Total expenses	323,670	88,423	134,388

Net income (loss)	$(287,417)	$(84,179)	$(134,064)

Average common shares outstanding (basic)	2,858,235	2,557,833	2,498,000

Income (loss) per share (basic)	$(.10)	$(.03)	$(.05)

Average common shares outstanding (diluted)	2,858,235	2,557,833	2,498,000

Income (loss) per share (diluted)	$(.10)	$(.03)	$(.05)

See accompanying notes.

California News Tech
Statements of Shareowners’ Investment
Years ending December 31, 2005, 2004 and 2003

	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)

Balance, January 1, 2003	2,456,333	$7,369	$724,407	$(456,679)

Net income (loss) for year ended December 31, 2003				(134,064)

Shares issued	50,000	150	9,850

Balance, December 31, 2003	2,506,333	7,519	734,257	(590,743)

Net income (loss) for year ended December 31, 2004				(84,179)

Shares issued	285,000	855	283,307

Balance, December 31, 2004	2,791,333	8,374	1,017,564	(674,922)

Net income (loss) for year ended December 31, 2005				(287,417)

Shares issued	333,833	1,001	375,523	0

Balance, December 31, 2005	3,125,166	$9,375	$1,393,087	$(962,339)

See accompanying notes

California News Tech
Statements of Cash Flows
Years ending December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(287,417)	$(84,179)	$(134,064)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	875	968	2,825
Increase/decrease in assets and liabilities:
Accounts receivable, prepaid expense and security deposits	(43,583)	(2,412)
Accounts payable/deferred revenue	6,399	(19,332)	28,690
Notes payable	7,500	0	52,200
Total adjustments	(28,809)	(20,776)	83,715
Net cash provided (used) by operating activities	(316,226)	(104,955)	(50,349)

Cash flows from investing activities:
Furniture and equipment purchased	(700)	(712)
Product development	(7,500)
Website development	(21,461)		0
Net cash used by investing activities	(29,661)	(712)

Cash flows from financing activities:
Issuance of common shares	376,524	284,162	10,000
Net cash provided by financing activities	376,524	284,162	10,000
Net increase (decrease) in cash	30,637	178,495	(40,349)

Cash balance:

Beginning of the year	187,020	8,525	48,874

End of the year	$217,657	$187,020	$8,525

See accompanying notes.

California News Tech
Notes to Financial Statements
December 31, 2005

Note 1.	Description of Business

            California News Tech was originally incorporated during 1999, under the laws of the State of Nevada, to create and market Internet search tools.  The Company changed its name from NewsSurfer.com Corporation and in the year 2000 became known as California News Tech.  During the years 2002, 2003 and 2004, the Company added to its search engine software the ability for users to access specific news relating to publicly listed companies.  During 2005, the Company completed development of its website and began to generate subscription based fees.

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
December 31, 2005

Note 2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

            The Company recognizes net revenue when the earnings process is complete, as evidenced by:

·        an agreement with the customer;
·        delivery to and acceptance of the product by the customer has occurred;
·        the amount of the fees to be paid by the customer are fixed or determinable; and
·        collection of these fees is probable.

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

Deferred Revenue

            Deferred revenue is primarily comprised of customer deposits for unearned  subscriptions.

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

California News Tech
Notes to Financial Statements
December 31, 2005

Note 2.	Summary of Significant Accounting Policies (Continued)

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

Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2005, 2004 and 2003.

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
December 31, 2005

Note 3.	Going Concern and Liquidity

Having raised additional capital the Company will continue as a going concern.  Historically, the Company has incurred significant losses and negative cash flows from operations.  As of December 31, 2005, the accumulated deficit was $962,339 and the positive working capital was $182,872.  The Company has primarily funded operations through private placements and a public offering.  To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service.  Management expects that future subscription revenue will be sufficient to fund operations.

Note 4.	Net Loss per Common Share

            The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

	Year Ended December 31,
	2005	2004	2003
Shares issuable under stock options	1,100,225	710,700	568,600
Shares issuable pursuant to warrants	1,000,000	288,500

            The weighted average exercise price of stock options, was $1.34 and $0.91 at December 31, 2005 and 2004, respectively.  The average exercise price of outstanding warrants was $1.00 per share for those granted during 2005 and $1.99 per share for those granted during 2004.

Note 5.	Equipment

            Equipment consists of the following:

December 31, 2005
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 10,511	$ 9,480	$ 1,031

California News Tech
Notes to Financial Statements
December 31, 2005

Note 5.	Equipment (Continued)

December 31, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 9,811	$ 8,605	$ 1,206

Note 6.	Notes Payable to Related Parties

            During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered.  These agreements continued through the 2003 year.

            Effective March 6, 2004, the agreements were modified as follows.  The notes payable to related parties consist of uncollateralized, non-interest bearing notes of $51,000, and may be paid from offering proceeds.  The notes payable to related parties of $77,140 are uncollateralized, non-interest bearing notes payable from future cash flows with payment due March 6, 2006.

Note 7.	Shareowners’ Investment

            As of December 31, 2005, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value.  There are no preference shares authorized.  At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved.  All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

            Issued share capital and paid-in capital balances are:

	Common Stock		Paid-in
	Shares	Amount	Capital

Balance, December 31, 2001	2,018,833	$6,057	$581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	8,374	1,017,564
Issuance of common shares	333,833	1,001	375,523
Balance, December 31, 2005	3,125,166	$9,375	$1,393,087

California News Tech
Notes to Financial Statements
December 31, 2005

Note 8.	Stock Option Plans

            Directors and consultants have been granted options to purchase common shares at fair market value.  The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.             The following table summarizes information about stock options outstanding at December 31, 2005.

Grant Date	Exercise Price	Options Outstanding	Options Exercisable

2001-2002	0.80	328,900	328,900
2002	1.00	43,000	43,000
2003	1.00	179,200	179,200
2004	1.00	146,000	146,000
2005	1.00	67,000	67,000
2005	2.00	197,125	197,125
2005	3.00	139,000	139,000

            The weighted average exercise price of the stock options was $1.34 at December 31, 2005 with vesting simultaneous with the grant date.  Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors.  The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4%	4%	3%
Expected dividend	--	--	--
Expected volatility factor	30%	30%	30%
Expected option term	5 years	5 years	3 years

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
December 31, 2005

Note 8.	Stock Option Plans (Continued)

Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the option.

            The following table summarizes what the operating results would have been if the fair value method of accounting for stock options had been utilized:

	2005	2004	2003

Net Loss
As reported	$(287,417)	$(84,179)	$(134,064)
Pro forma	(440,081)	(110,459)	(150,192)
Earnings (Loss) Per Share—
Basic and Diluted
As reported	$(0.10)	$(0.03)	$(0.05)
Pro forma	(0.15)	(0.04)	(0.05)

Note 9.	Warrants

            Warrants accompanied the shares issued during 2004.  The warrants gave the shareowner the right to purchase additional shares for $2.00 per share.  A total of 285,000 warrants were granted with the sale of the shares.  At December 31, 2004, there was a total of 288,500 warrants outstanding.  There were an additional 1,000,000 warrants authorized during the year ended December 31, 2005.

Note 10.	Income Taxes

            The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

California News Tech
Notes to Financial Statements
December 31, 2005

Note 10.	Income Taxes (Continued)

As of December 31, 2004, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $674,000.  The federal net operating loss carryforwards, if not utilized, will begin to expire in 2014.

Note 11.	Commitments and Contingencies

            At December 31, 2004, the Company had a three-month rental lease at $1,000 per month effective January 2005 with an option to renew on a month to month basis.  With effect July 2005, the monthly rent was increased to $3,000.  The rental rate from May 1, 2006 and onwards will be $3,200 continuing on a month to month basis.

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

            At December 31, 2004, the Company was in the process of seeking approval from states of residence for subscribers to the public offering which closed in November 2004.  The Company cleared in all states where application was made except Michigan where authorization was being sought.  The Company was unsuccessful in Michigan and was required, in early 2005, to return $35,000 to its Michigan subscribers.

            On February 1, 2006, the Company issued a private placement memorandum for the sale of up to 1,000,000 shares that granted one warrant per 5,000 share lot.  Each warrant was a right to purchase an additional 2,500 shares at $4 per share within 60 months from the close of the offering.

            According to a Form 8-K filing with the Securities and Exchange Commission, certain directors and principal officers resigned with effect March 16, 2006.  An Acting Chief Financial Officer has been appointed by the Board of Directors and joins Mr. Marian Munz as an officer of the Company.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Marian Munz and acting Chief Financial Officer, Mr. William L. White. Mr. White has acted as our CFO since March 18, 2006, following the resignation of Mr. Robert C. Jaspar on March 16, 2006. Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.	Other information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Marian Munz	49	CEO, President
William L. White	64	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Mr. Marian Munz is our President and Chief Executive Officer and our sole Director. Mr. Munz has held those positions since our inception on January 22, 1999. Mr. Munz also serves as a consultant to California News Tech. Since March of 1997, Mr. Munz has been the president of Strategic Information Technology Int’l, Inc., a California company that developed software for internet based applications and provided Information Technology consulting services to companies such as: Sun Microsystems, Apple Computer, SBC Communications and others. Mr. Munz owns 100% of Strategic Information Technology Int’l, Inc. and there is no affiliation between this company and California News Tech. Mr. Munz holds an M.S. in Information Systems from Golden Gate University in San Francisco, awarded in 1992.

Mr. William L. White was appointed to act as our Chief Financial Officer on March 18, 2006. Mr. White is a certified public accountant by the state of California. Over the last approximately five years, since August, 2001, Mr. White served as the Chief Financial Officer for Game Link, Inc., a San Francisco-based privately held internet retailer with approximately 100 employees and 2005 sales of approximately $20 million. His responsibilities included finance, accounting and human resources. Mr. White holds a bachelor’s degree in Industrial engineering and a master’s degree in Business Administration, both from Stanford University, awarded in 1964 and 1968 respectively.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Our agreement with Mr. White, whom we have hired to act as our Chief Financial Officer, provides that he will serve with us on a part time, as needed basis as an independent contractor for the period of March 18, 2006, through June 18, 2006, subject to extension by mutual agreement of the parties. We will compensate Mr. White at a rate of $300 per eight hour day worked.

Significant Employees

We have no significant employees other than our President, CEO and sole director, Mr. Munz. All other persons providing services to us, including our acting Chief Financial Officer, Mr. William White, are not employees. We expect two other persons, in addition to Mr. Munz and Mr. White, to provide a significant contribution to the business in this fiscal year, as follows:

Ms. Tai Nicolopoulos, 22, is a consultant and is acting as our Director of Operations. Ms. Nicolopoulos joined our company in July 2005 and has served as the Lead Analyst as well as Editor of our E-Motions newsletter. Before joining us, from June 2004 to November 2004, Ms. Nicolopoulos was a student and part-time employee at Stanford University where she researched and published the “Unofficial Guide to Stanford,” which Stanford distributes to over 15,000 members of the community. Stanford University awarded Ms. Nicolopoulos a Bachelor of Arts degree and a Masters degree in Psychology in 2005.

Mr. Eric Conway, 23, is a consultant and is acting as our Director of Business Development. Mr. Conway joined our company in July 2005 as part of the marketing team and has worked on the co-marketing strategic partnership programs. Before joining us in 2005, Mr. Conway was with National Able Network, a non-profit recruitment agency, where he helped organize our public relations activities. The University of Vermont awarded Mr. Conway a Bachelor of Science degree in business administration with a concentration in marketing in May 2005.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The board of directors, at this time consisting only of Mr. Munz, performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Marian Munz, President , CEO & Director	0	0	0
Robert C. Jaspar, Former CFO & Director	0	0	0
Howard F. Fine - over 10% shareholder	0	0	0

Gary Schell - over 10% shareholder	0	0	0
John T. Arkoosh - Former Director	0	0	0
David A. Hotchkiss - Former Director	0	0	0
Dave Dunn - Former Director	0	0	0
Seymour Rubenstein - Former Director	0	0	0

Code of Ethics Disclosure

As of December 31, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Marian Munz	President CEO and Director	2005 2004 2003	36,000 6,000 15,000	0 0 0	0 0 0	0 0 0	84,500 20,000 22,000	0 0 0	0 0 0
Robert C. Jaspar	Former Secretary, CFO and Director	2005 2004 2003	30,000 5,000 36,000	0 0 0	0 0 0	0 0 0	72,500 20,000 58,000	0 0 0	0 0 0
David A. Hotchkiss	Former Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	29,375 34,000 22,000	0 0 0	0 0 0
Dave Dunn	Former Director	2005 2004 2003	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	16,875 n/a n/a	0 n/a n/a	0 n/a n/a

Martin Barrs	Former Director	2005 2004 2003	n/a 0 11,200	n/a 0 0	n/a 0 0	n/a 0 0	n/a 20,000 33,200	n/a 0 0	n/a 0 0
John T. Arkoosh	Former Director and Former VP	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	25,000 34,000 22,000	0 0 0	0 0 0
Seymour Rubinstein	Former Director	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	5,625 0 0	0 0 0	0 0 0

Compensation to Directors

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

Summary of Options Grants

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2005, for the named executive officers:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year	Exercise or Base price ($ /Sh)	Expiration date
John Arkoosh, Sr.	10,000 15,000	7% 10%	$2.00 $1.00	* **
David Dunn	11,875 5,000	8% 3%	$2.00 $3.00	** **
David Hotchkiss	9,375 15,000 5,000	17% 10% 3%	$2.00 $1.00 $3.00	** ** **
Robert C. Jaspar	7,500 5,000 30,000 25,000 5,000	5% 3% 20% 17% 3%	$2.00 $1.00 $2.00 $3.00 $3.00	** ** * * **

Marian Munz	42,000 7,500 5,000 25,000 5,000	27% 5% 3% 17% 3%	$2.00 $2.00 $1.00 $3.00 $3.00	* * ** * **
Seymour Rubinstein	5,625	4%	$2.00	**

* Per stock option plan, no Option shall be exercisable after the expiration of the earliest of: (a) ten years after the date the Option is granted, (b) three months after the date the Optionee's employment with the Company and its subsidiaries terminates, or a Non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is for any reason other than Disability or death, (c) one year after the date the Optionee's employment with the Company, and its subsidiaries, terminates, or a Non--Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any Option may provide for shorter periods in each of the foregoing instances. In the case of an Incentive Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its parent or subsidiary corporations, the term set forth in (a) above shall not be more than five years after the date the Option is granted.

** Per Director’s Agreement, this option shall terminate on the earliest of the fol-lowing dates:

(a)	The expiration of 30 days from the date of Director 's termination of Directory Services, as defined in Para-graph, except for termination due to death or per-manent and total disability;

(b)
The expiration of 6 months from the date on which Director 's services, as defined in Paragraph 2 above, is terminated due to permanent and total disability, as de-fined in Internal Revenue Code Section 22(e)(3); or

(c)	Five years from the date hereof.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 22, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 3,179,609 shares of common stock issued and outstanding on February 22, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Marian Munz 531 Buchanan San Francisco, CA 94102	778,167 shares [2]	24%
Common	Robert C. Jaspar [3] 10 Frances Way Walnut Creek, CA 94597	110,100 shares	3%
Common	John T. Arkoosh [4] 3415 Klamath Woods Place Concord, Ca 94518	75,000 shares	2%
Common	Dave Dunn [3] 299 Third Street Oakland, Ca 94607	16,875 shares	<1%
Common	David Hotchkiss [3] 908 Autumn Oak Circle Concord, CA 94521	29,375 shares	<1%
Common	Seymour Rubinstein [5] 142 La Crescenda Vallejo, Ca, 94590	5,625 shares	<1%
Total of All Directors and Executive Officers:		1,015,142 shares	32%
More Than 5% Beneficial Owners:
Common	Gail A. Arkoosh 3415 Klamath Woods Place Concord, CA 94518	183,333 shares	6%
Common	Howard F. Fine & Carol M. Fine Trustees Of the Fine 1988 Revocable 33 Jordan Avenue San Francisco, CA 94118	600,000 shares	19%
Common	Gary Schell 21795 - 64th Avenue Langley, BC Canada	500,000 shares	16%

(1)
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

(2)	Of these shares, 25,000 are issued in the name of Amy Munz, daughter to Marian Munz. The 25,000 shares are under the direct control of Marian Munz.
(3)	Each of Mr. Jaspar, Mr. Dunn and Mr. Hotchkiss resigned as a director of the Company on March 16, 2006. Mr. Jaspar also resigned as our CFO on March 16, 2006.
(4)	Mr. Arkoosh resigned as a director on June 18, 2005.
(5)	Mr. Rubinstein resigned as a director on October 13, 2005.

Item 12.	Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed on July 24, 2003

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $8,900 and $8,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California News Tech

By:	/s/ Marian Munz
Marian Munz Chief Executive Officer, Director April 13, 2006

By:	/s/ William White
William White Chief Financial Officer April 13, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Marian Munz
Marian Munz Chief Executive Officer, Director April 13, 2006

By:	/s/ William White
William White Chief Financial Officer April 13, 2006