Form 10QSB
period 2006-03-31
CALIFORNIA NEWS TECH
filed 2006-05-15
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,327,375 common shares as of May 9, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our comparative financial statements included in this Form 10-QSB are as follows:

(a)	Comparative Balance Sheets as for March 31, 2006 and March 31, 2005.
(b)	Comparative Statements of Operations and Accumulated Deficit for the three month periods ended March 31, 2006 and 2005;
(c)	Comparative Statements of Cash Flow for the three month periods ended March 31, 2006 and 2005;
(d)	Notes to Comparative Financial Statements.

These comparative financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

CALIFORNIA NEWS TECH

Comparative Financial Statements

For the three months ended March 31, 2006 and March 31, 2005

(Unaudited)

California News Tech
Comparative Balance Sheets
(Unaudited)

Assets	March 31, 2005	March 31, 2006
Current assets:
Cash	$142,312	$100,622
Accounts Receivable	653	6,125
Prepaid expenses and deposits	1,500	27,550
Total current assets	144,465	134,297

Equipment, net of depreciation	991	811

Product development, net of amortization	300,599	319,260
Total assets	$446,055	$454,368

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$21,324	$42,475
Deferred revenue		4,187
Notes payable	43,500	91,940
Total current liabilities	64,824	138,602

Long-term notes payable	77,140

Shareholder's equity
Common stock: $0.003 par value, 8,333,333 shares
authorized, 2,791,333 shares and 3,244,775
shares outstanding at March 31, 2005 and March
31, 2006.	8,374	9,734
Paid-in-capital	1,017,564	1,539,226
Accumulated deficit	<721,847>	<1,233,195>
Total shareholders' equity	304,092	315,765
Total liabilities and shareholders' equity	$446,055	$454,368

The accompanying notes are an integral part of these financial statements.

California News Tech, Inc.
Comparative Statements of Operations and Accumulated Deficit
(Unaudited)

		March 31, 2005		March 31, 2006

Revenue		$1,981		$26,389

Expenses
Selling and administrative costs		28,394		78,902
Office and other operating costs		20,297		201,322
Depreciation and amortization		215		17,020
		48,906		297,245

Net loss	$	<46,925>	$	<270,856>

Accumulated deficit at beginning of quarter		<674,922>		<962,339>
Accumulated deficit at end of quarter	$	<721,847>	$	<1,233,195>

Basic and diluted net loss per share	$	<0.02>	$	<0.08>

Shares used in basic and diluted net loss per share calculation		2,791,333		3,244,775

Non-cash stock-based employee compensation included in selling
and administrative costs		$0		$6,004

The accompanying notes are an integral part of these financial statements.

California News Tech
Comparative Statements of Cash Flows
(Unaudited)

		March 31, 2005		March 31, 2006
Cash used by operating activities:
Net loss	$	<46,925>	$	<270,856>
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		215		17,020
Changes in assets and liabilities:
Accounts receivable		<146>		3,695
Prepaid expenses and deposits		404		8,625
Accounts payable		1,743		19,981
Deferred revenue		0		702
Notes payable		0		40,940
Total cash used in operating activities		<44,708>		<179,893>

Cash used in investing activities:
Product development		0		<6,500>
Total cash used in investing activities		0		<6,500>

Cash provided by financing activities
Notes payable		0		<77,140>
Common stock		0		146,498
Total cash provided by financing activities		0		69,358

Net decrease in cash		<44,708>		<117,035>

Cash at the beginning of the quarter		187,020		217,657
Cash at the end of the quarter		$142,312		$100,622

The accompanying notes are an integral part of these financial statements.

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 1. Description of Business

California News Tech was originally incorporated during 1999, under the laws of the State of Nevada, to create and market Internet search tools. The Company changed its name from NewsSurfer.com Corporation and in the year 2000 became known as California News Tech. During the years 2002, 2003 and 2004, the Company added to its search engine software the ability for users to access specific news relating to publicly listed companies. During 2005 and the first quarter of 2006, the Company completed development of its website and began to generate subscription based fees.

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
March 31, 2006
(Unaudited)

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

Deferred Revenue

Deferred revenue is comprised of customer deposits for unearned subscriptions.

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
March 31, 2006
(Unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

Stock-based Compensation Plans

The Company has non-qualified stock-based compensation plans for consultants and directors. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the date of grant. The related compensation expense is recorded at the date of grant (the Company’s employee stock options are fully vested at the time of grant) as compensation expense. Excess tax benefits, if any, will be recognized as an addition to paid-in capital.

Stock-based compensation expense for employee stock options has been calculated using the Black-Scholes option valuation model. At this time, the Company is assuming there will be no forfeitures.

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

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in the first three months of 2005 and 2006.

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

Note 3. Going Concern and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2006, the accumulated deficit was $1,233,195 and the negative working capital was $4,305. The Company has primarily funded operations through private placements and a public offering. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 4. Net Loss per Common Share

  The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 4. Net Loss per Common Share (Continued)

	Quarter ended March 31,
	2006	2005
Shares issuable under stock options	1,144,867	710,700
Shares issuable pursuant to warrants		288,500

The weighted average exercise price of stock options, was $1.44 and $1.34 at March 31, 2006 and 2005, respectively. The weighted average exercise price for options granted during the first quarter of 2006 was $1.78. The average exercise price of outstanding warrants was $1.00 per share for those granted during 2005.

Note 5. Equipment

Equipment consists of the following:

	March 31, 2006	March 31, 2005
Computer equipment	10,511	9,811
Accumulated depreciation	<9,700>	<8,820>
Net book value	811	991

Note 6. Notes Payable to Related Parties

During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year. Effective March 6, 2004, the agreements were modified and extended. The notes payable to a related party consist of uncollateralized, non-interest bearing notes totaling $91,940. The holder of the notes has expressed the intention to use the notes to exercise stock options.

Note 7. Shareowners’ Investment

As of March 31, 2005, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value. There are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split. Issued share capital and paid-in capital balances are:

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 7. Shareowners’ Investment (Continued)

		Common Stock	Paid-in
	Shares	Amount	Capital
Balance, December 31, 2001	2,018,833	$6,057	$581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	8,374	1,017,564
Issuance of common shares	333,833	1,001	375,523
Balance, December 31, 2005	3,125,166	9,375	1,393,087
Issuance of common shares	119,609	359	146,139
Balance, March 31, 2006	3,244,775	$9,734	$1,539,226

Note 8. Stock Option Plans

Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.  The following table summarizes information about stock options outstanding at March 31, 2006:

Year	Granted	Exercised	Forfeited	Outstanding and Exercisable	Weighted Average Exercise Price
2002	514,400	81,500	78,900	354,000	$0.824
2003	179,200	--	22,000	157,200	1.000
2004	146,000	6,000	7,000	133,000	1.000
2005	413,125	10,000	21,125	382,000	1.397
2006	141,167	10,000	12,500	118,667	1.817
Total	1,393,892	107,500	141,525	1,144,867	$1.440

    The weighted average exercise price of the stock options was $1.44 at March 31, 2006 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

Note 8. Stock Option Plans (Continued)

	2006	2005	2004	2003
Risk-free interest rate	4.42%	4%	4%	3%
Expected dividend	--	--	--	--
Expected volatility factor	15%	30%	30%	30%
Expected option term	5 years	5 years	5 years	3 years

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

Note 9. Warrants

Warrants accompanied the shares issued during 2004. The warrants gave the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, there was a total of 288,500 warrants outstanding. There were an additional 1,000,000 warrants authorized during the year ended December 31, 2005. At March 31, 2006 there are no warrants outstanding.

Note 10. Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

California News Tech
Notes to Financial Statements
March 31, 2006
(Unaudited)

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

    According to a Form 8-K filing with the Securities and Exchange Commission, certain directors and principal officers resigned with effect March 16, 2006. William White, has been appointed Chief Financial Officer by the Board of Directors and joins Marian Munz as an officer of the Company.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect the Company’s financial results, is included herein and in our other filings with the SEC.

Results of Operations for the periods ended March 31, 2006 and 2005

Assets

Our total assets as of March 31, 2006 were $454,368, including cash in the amount of $100,622. By comparison, our total assets as of March 31, 2005 were $446,055, including cash in the amount of $142,312.

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2006 were $138,602, consisting of accounts payable in the amount of $42,475, deferred revenue in the amount of $4,187, and short term notes payable in the amount of $91,940. Our total liabilities as of March 31, 2005 were $141,964, consisting of accounts payable of $21,324, short term notes payable of $43,500 and long term notes payable of $77,140.

As of March 31, 2006, Stockholders’ Equity was $315,765, as compared to $304,092 as of March 31, 2005.

Results of Operations

We generated revenue in the amount of $26,389 during the three month period ended March 31, 2006, compared to $1,981 for the three month period ended March 31, 2005. Our revenue for the reporting period was generated through subscription sales of $2,288, mailing list rental of $12,100 and exchange of bartered services valued at $12,000.

We report subscription revenue over the life of the subscription, with $2,288 reported as revenue earned in the quarter ended March 31, 2006, and $4,187 carried on the balance sheet as unearned revenue, for recognition in future periods.

We incurred operating expenses in the amount of $297,245 for the three months ended March 31, 2006, compared to operating expenses of $48,925 for the three months ended March 31, 2005. The increase in our operating expenses for the three months ended March 31, 2006, was primarily attributable to an increase in our advertising and related marketing expenses to $61,550 up from $900 in the year earlier period and an increase in consulting fees expense in the first quarter to $139,891 from $0 in the year ago first quarter. The consultants were primarily engaged in marketing and market research. We also recorded an expense of $12,000 for bartered services. In addition, we have capitalized our product development costs over sixty months, resulting in an increase in our depreciation and amortization expense for the period ending March 31, 2006 of $17,020 up from $215 for the period ending March 31, 2005.

Liquidity and Capital Resources

On March 31, 2006, we had cash in the amount of $100,622 which primarily resulted from funds raised in the public equity offering. As of March 31, 2006, we had total current assets in the amount of $134,297 and total current liabilities of $138,602. As a result, our working capital on March 31, 2006 was a negative $4,305.

We intend to fund operations over the next twelve months though increased sales, and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Subsequent Developments

On April 27, 2006, we announced the signing of an agreement with Lynx Consulting Group, Inc., a communications consulting firm based in Southern California, bringing in approximately 500 new subscriptions to MediaSentiment Heads Up™. Lynx Consulting Group will also be promoting MediaSentiment ™ tools and services through its distributing channels. Lynx will be distributing a co-branded version of MediaSentiment’s E-motion’s newsletter to approximately 200,000 e-mails, representing a fraction of their distribution network.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our equipment, product and website development costs and recognize the impairment of long-lived assets in the event the net book value of such assets exceeds net realizable value. We evaluate asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by:

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

Stock-based Compensation Plans

We have non-qualified stock-based compensation plans for consultants and directors. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the date of grant. The related compensation expense is recorded at the date of grant (the Company’s employee stock options are fully vested at the time of grant) as compensation expense. Excess tax benefits, if any, will be recognized as an addition to paid-in capital.

Stock-based compensation expense for employee stock options has been calculated using the Black-Scholes option valuation model. At this time, we are assuming there will be no forfeitures.

Income Taxes and Deferred Taxes

We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that the deferred tax assets will be recovered from future taxable income, and a valuation allowance is recorded to reduce the deferred tax assets to the amount that are believed to be realizable.

A full valuation allowance on any future tax benefits is being provided until we can sustain a level of profitability that demonstrates the ability to utilize these assets.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued

Stock options were anti-dilutive because they had an exercise price greater than the average market price during the year or due to the net loss in the first three months of 2005 and 2006.

Certain Significant Risks and Uncertainties

We participate in the high technology industry and believe that changes in any of the following areas could have a material adverse affect on our future financial position, results of operations or cash flows: advances and trends in new technologies; competitive pressures in the form of price reductions; market acceptance of our services; development of sales channels; litigation or claims against us based on intellectual property, regulatory or other factors.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and Chief Financial Officer, Mr. William White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations included the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to use or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2006, we issued 59,609 shares of restricted common stock to two consultants for services rendered, valued at $84,293.75 (estimated to be the fair value based on the trading price on the issuance date). These shares were issued pursuant to 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The certificates representing the shares were affixed with the appropriate restrictive legends.

During the three month period ended March 31, 2006, we issued 25,000 shares of restricted common stock upon the conversion of a $25,000 convertible promissory note by a single creditor.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5. Other Information

During March, 2006, Mr. Robert Jaspar, Mr. Dave Dunn and Mr. David Hotchkiss resigned as directors of the Company. As of the date of this report, none of the above has indicated an intention to exercise the stock options previously granted to them

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

Date: May 15, 2006

By:     /s/ Marian Munz
    Marian Munz
Title: Chief Executive Officer