Form 10QSB
period 2006-06-30
CALIFORNIA NEWS TECH
filed 2006-08-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-50762

California News Tech
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Van Ness Avenue, Suite 406-407, San Francisco, California 94109
(Address of principal executive offices)

(415) 861-3421
(Issuer’s telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,590,440 common shares as of July 28, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Comparative Balance Sheets as of June 30, 2006 and 2005;
F-2	Comparative Statements of Operations and Accumulated Deficit for the three and six month periods ended June 30, 2006 and 2005;
F-3	Statement of Cash Flows for the three and six months periods ended June 30, 2006 and 2005;
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

California News Tech, Inc.
Comparative Balance Sheets
(Unaudited)

Assets	June 30, 2005	June 30, 2006
Current assets:
Cash	$63,744	$62,864
Accounts Receivable	-	19,853
Prepaid expenses and deposits	1,500	61,925
Total current assets	65,244	144,642

Equipment, net of depreciation	1,206	586

Product development, net of amortization	300,599	302,460
Total assets	$367,049	$447,688

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,829	$53,292
Deferred revenue	2,684	4,156
Notes payable	43,500	91,940
Total current liabilities	66,013	149,388

Long-term notes payable	77,140

Shareholder's equity
Common stock: $0.003 par value, 8,333,333 shares
authorized, 2,791,333 shares and 3,495,333
shares outstanding at June 30, 2005 and June
30, 2006.	8,269	10,270
Paid-in-capital	982,669	1,653,190
Accumulated deficit	(767,042)	(1,365,161)
Total shareholders' equity	223,896	298,300
Total liabilities and shareholders' equity	$367,049	$447,688

The accompanying notes are an integral part of these financial statements.

California News Tech, Inc.
Comparative Statements of Operations and Accumulated Deficit
(Unaudited)

	Six months ending		Three months ending
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenue	$8,876	$50,802	$6,895	$24,413

Expenses
Selling and administrative costs	54,377	189,870	25,981	110,968
Office and other operating costs	46,620	229,364	26,323	28,042
Depreciation and amortization	0	34,045	0	17,025
	100,997	453,279	52,304	156,035

Net loss	$(92,121)	$(402,477)	$(45,409)	$(131,622)

Accumulated deficit at beginning of the period	(674,922)	(962,339)	(721,634)	(1,233,195)
Accumulated deficit at end of the period	$(767,043)	$(1,365,102)	$(767,043)	$(1,364,817)

Basic and diluted net loss per share	$(0.03)	$(0.12)	$(0.02)	$(0.04)

Shares used in basic and diluted net loss per share
calculation	2,791,333	3,495,333	2,791,333	3,495,333

Non-cash stock-based employee compensation
included in selling and administrative costs	$0	$6,004	$0	$0

The accompanying notes are an integral part of these financial statements.

California News Tech
Comparative Statements of Cash Flows
(Unaudited)

	Six months ending		Three months ending
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Cash used by operating activities:
Net loss	$(92,121)	$(402,477)	$(45,410)	$(131,622)
Adjustments to reconcile net loss to net cash used by		0
operating activities:	0	0
Depreciation and amortization	0	34,045	0	17,025
Changes in assets and liabilities:	0	0
Accounts receivable	507	(10,033)	653	(13,728)
Prepaid expenses and deposits	386	(25,750)	0	(34,375)
Accounts payable	248	30,738	(1,495)	10,817
Deferred revenue	2,704	386	2,684	(375)
Notes payable	0	40,940	0	0
Total cash used in operating activities	(88,276)	(332,151)	(43,568)	(152,258)

Cash used in investing activities:
Product development		(6,500)
Total cash used in investing activities	0	(6,500)	0	0

Cash provided by financing activities
Notes Payable		(77,140)
Common stock	(35,000)	260,998	(35,000)	114,500
Total cash provided by financing activities	(35,000)	183,858	(35,000)	114,500

Net decrease in cash	(123,276)	(154,793)	(78,568)	(37,758)

Cash at the beginning of the period	187,020	217,657	142,312	100,622
Cash at the end of the period	$63,744	$62,864	$63,744	$62,864

The accompanying notes are an integral part of these financial statements.

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 1. Description of Business

California News Tech was originally incorporated during 1999, under the laws of the State of Nevada, to create and market Internet search tools. The Company changed its name from NewsSurfer.com Corporation and in the year 2000 became known as California News Tech. During the years 2002, 2003 and 2004, the Company added to its search engine software the ability for users to access specific news relating to publicly listed companies. During the first quarter of 2006, the Company completed development of its website.

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

Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by:

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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

Because of possible price fluctuations or technology obsolescence, subscription revenue is deferred and recorded on a monthly basis as earned. Any delivery, selling or other costs billed to the customers is included in net revenue and the related delivery, selling or other costs is included in the cost of selling subscriptions.

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
June 30, 2006
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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in the second three months of 2005 and 2006.

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 2. Summary of Significant Accounting Policies (Continued)

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

Note 3. Going Concern and Liquidity

Having raised additional capital the Company will continue as a going concern. Historically, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2006, the accumulated deficit was $1,365,101 and the negative working capital was $4,746. The Company has primarily funded operations through private placements and a public offering. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service. Management expects that future subscription revenue will be sufficient to fund operations.

Note 4. Net Loss per Common Share

  The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

	Quarter ended June 30,
	2006	2005
Shares issuable under stock options	1,225,867	710,700
Shares issuable pursuant to warrants	30,000	288,500

The weighted average exercise price of stock options, was $1.40 and $1.34 at June 30, 2006 and 2005, respectively. The weighted average exercise price for options granted during the second quarter of 2006 was $1.14. The average exercise price of outstanding warrants was $1.00 per share for those granted during 2005 and 2006.

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 5. Equipment

Equipment consists of the following:

	June 30, 2006	June 30, 2005
Computer equipment	10,511	9,811
Accumulated depreciation	(9,925)	(8605)
Net book value	586	1206

Note 6. Notes Payable to Related Parties

During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year. Effective March 6, 2006, the agreements were modified and extended. The notes payable to a related party consist of uncollateralized, non-interest bearing notes totaling $91,940. The notes are the subject of ongoing negation.

Note 7. Shareowners’ Investment

As of June 30, 2006, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value. There are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split. Issued share capital and paid-in capital balances are:

	Common Stock		Paid-in
	Shares	Amount	Capital
Balance, December 31, 2001	2,018,833	$6,057	$581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	8,374	1,017,564
Issuance of common shares	333,833	1,001	375,523
Balance, December 31, 2005	3,125,166	9,375	1,393,087
Issuance of common shares	298,208	895	277,099
Balance, June 30, 2006	3,495,333	$10,270	$1,670,186

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 8. Stock Option Plans

Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.  The following table summarizes information about stock options outstanding at June 30, 2006:

Year	Granted	Exercised	Forfeited	Outstanding and Exercisable	Weighted Average Exercise Price
2002	514,400	101,500	78,900	334,000	$0.824
2003	179,200	--	22,000	157,200	1.000
2004	146,000	6,000	7,000	133,000	1.000
2005	413,125	10,000	21,125	382,000	1.397
2006	234,667	25,000	12,500	197,167	1.817
Total	1,487,392	142,500	141,525	903,367	$1.404

The weighted average exercise price of the stock options was $1.40 at June 30, 2006 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Note 9. Warrants

Warrants accompanied the shares issued during 2004. The warrants gave the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, there was a total of 288,500 warrants outstanding. There were an additional 1,000,000 warrants authorized during the year ended December 31, 2005. At June 30, 2006 there are 30,000 warrants outstanding.

Note 10. Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of December 31, 2005, the Company had a net operating loss carryforward for U.S. federal income tax purposes of $962,958. The federal net operating loss carryforward, if not utilized, will begin to expire in 2014.

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

California News Tech
Notes to Financial Statements
June 30, 2006
(Unaudited)

Note 11. Commitments and Contingencies (Continued)

On February 1, 2006, the Company issued a private placement memorandum for the sale of up to 1,000,000 shares that granted one warrant per 5,000 share lot. Each warrant was a right to purchase an additional 2,500 shares at $4 per share within 60 months from the close of the offering. This offering has is expected to be modified with a significant reduction in price.

Company rents offices for $3,200 per month, on a month-to-month basis

  On March 16, 2006 certain directors and principal officers resigned. William White, has been appointed Chief Financial Officer by the Board of Directors and joins Marian Munz as an officer of the Company.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were originally incorporated on January 22, 1999 in Nevada as the NewsSurfer.com Corporation. In January 2001, we changed our name to California News Tech, and by November 2001, we shifted our business plan to focus on providing online access to news media analysis for a subscription fee.

Media Sentiment®

Because of the dramatic qualitative and quantitative changes in media reporting over the last decade driven in part by the Internet, people interested in media reports now have a variety of options and vast stores of information to negotiate, process, and assimilate. Media Sentiment® is our online news media analysis research product that tracks and scans media reports about the American economy in general and about specific, publicly traded companies for important information which is then quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This product helps our customers interpret and track the potential impact of media sentiment on the over all financial markets and how it may also affect particular companies.

Media Sentiment® provides information to our customers in real-time. We create our research product by utilizing our computer systems to search the Internet for publicly available media reports. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment and the results are displayed graphically. Our customers access the information via our secure website. In addition, our system allows customers to access the source and abstracts of the media reports via our website. And, because our computers have been collecting and analyzing media reports since June of 2002, we can present both historical and current information so that our customers can also observe any trends.

HeadsUpTM, another feature of our Media Sentiment® research product, attempts to forecast the effects of the media sentiment resulting from the earnings release reports of publicly traded companies on the company’s stock price, on the trading day following the reports. HeadsUpTM presents users with an easy to use graphical interface, displaying thumbs-up and thumbs-down assessment of the media sentiment. The assessments are designed to help users make a faster and better buy or sell decision by providing information in real-time manner.

HeadsUpTM brings real-time thumbs-up/thumbs-down recommendations about corporate news announcements. HeadsUpTM is the only product available on the market today capable of sifting through thousands of news reports and, within seconds of news reports becoming available on the net, rating and presenting the results to investors thereby giving investors a “heads-up” on what will become hot stocks and movers during the trading session. In receiving our real-time recommendations, our customers have a great time advantage with more time to finalize analysis and to make a buy/sell decision.

E-Motions is the newsletter component of our Media Sentiment® system. E-Motions was launched in August 2005 and is presently provided free to readers. This newsletter is currently released three times a month and we anticipate increasing its frequency to four issues a month. E-Motions is distributed through e-mail in HTML format, as well as audio format through podcast distributed via the Internet at StreetIQ.com. Our readers are provided with self-knowledge about the emotions behind their own investing so that they can improve their financial strategies. E-Motions addresses financial and media psychology in an entirely new way, focusing on the companies featured each week at MediaSentiment.com. The newsletter explores case studies highlighting the relationship between big price moves in Media Sentiment® featured stocks, news coverage, and investor sentiment. E-Motions is currently offered at no cost in an effort to encourage subscriptions to our paid product.

In addition to the Media Sentiment® tool and accompanying products, we are also integrating our technology with other traditional technical analysis platforms such as MetaStockTM which utilizes our proprietary technology to offer customers a greater range of trading techniques.

In June 2006 the Company announced that it has completed the first phase of integration between its MediaSentiment Heads Up™ tools and the MetaStock™ Pro platform from Equis, a Reuters company. MetaStock™ from Equis/Reuters is the world's leading investment analysis platform, with over 150,000 customers in over 97 countries. For the first time ever, event-driven media sentiment indicators can now be used in combination with traditional technical indicators, based on price and volume data. Now, traders and investors alike will have access to timely alerts about profit opportunities and a greater range of trading techniques available to them.

In July 2006, we launched a beta version of a ground-breaking new research tool which also utilizes our proprietary technology to make it easy for users to conduct custom research. This new product, available on the Internet at PublicMemory.com, is a Web 2.0 tool and will allow users to create their own research criteria, define issues, and which websites to research. And, users can distribute the research content via the RSS web publishing format.

Also, in July 2006 we announced that the Company has received registered status by the United States Patent and Trademark Office (USPTO) for the name Media Sentiment®. This is another significant milestone for the Company, further proving Media Sentiment®'s unique place in a rapidly developing new market.

Results of Operations for the three and six months ended June 30, 2006 and 2005

We generated revenue in the amount of $23,413 during the three month period ended June 30, 2006, compared to $6,895 for the three month period ended June 30, 2005. Our revenue for the three month period ended June 2006 was generated through subscription sales of $2,729, mailing list rentals of $10,684, and product licensing services valued at $11,000. For the six month period ended June 30, 2006, we generated revenue in the amount of $50,802, compared to revenue of $8,876 for the same six month period in the prior year. Our revenue for the six month period ended June 2006 was generated through subscription sales of $5,018, mailing list rental of $34,783 and product licensing of $11,000. We report subscription revenue over the life of the subscription, with $2,729 reported as revenue earned in the quarter ended June 30, 2006, and $4,156 carried on the balance sheet as unearned revenue, for recognition in future periods.

We incurred operating expenses in the amount of $156,035 for the three months ended June 30, 2006, compared to operating expenses of $52,304 for the three months ended June 30, 2005. For the six month period ended June 30, 2006 we incurred operating expenses in the amount of $453,279 compared to operating expenses of $100,997 for the same six month period in the prior year. The increase in our operating expenses for the three months ended June 30, 2006 was primarily attributable to an increase in our selling and administrative costs to $110,968 up from $26,326 in the prior year and an increase in depreciation to $17,025 up from $220 from the prior year.

During the first quarter, we began to amortize our capitalized product development costs over sixty months, resulting in an increase in our depreciation and amortization expense.

Liquidity and Capital Resources

On June 30, 2006, we had cash in the amount of $62,864, which primarily resulted from funds raised in public equity offerings. As of June 30, 2006, we had total current assets in the amount of $144,642 and total current liabilities of $149,388. As a result, our working capital on June 30, 2006 was a negative $4,746.

We forecast that the cash flow from increased sales will not be sufficient to fund our capital expenditures and working capital requirements for the next twelve months. The implementation of our business plan for the next 12 months is contingent upon us obtaining additional equity financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Assets

Our total assets as of June 30, 2006 were $447,688, including cash in the amount of $62,864. By comparison, our total assets as of June 30, 2005 were $367,049, including cash in the amount of $63,744.

Liabilities and Stockholders Equity

Our total liabilities as of June 30, 2006 were $149,388 including accounts payable in the amount of $53,232 and short term notes payable in the amount of $91,940. Our total liabilities as of June 30, 2005 were $143,496 including accounts payable of $19,828, short term notes payable of $43,500, and long-term notes payable of $77,140.

As of June 30, 2006, Stockholders’ Equity was $298,300, as compared to $223,896 as of June 30, 2005.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have raised additional capital and will continue as a going concern. Historically, we have incurred significant losses and negative cash flows from operations. As of June 30, 2006, the accumulated deficit was $1,365,161 and the negative working capital was $4,747. We have primarily funded operations through private placements and a public offering. To the extent that sources of financing are available, we will promote our software, maintain our processing system, and continue to enhance our service. Our management expects that future subscription revenue will be sufficient to fund operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and could affect future operating results.

Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. The straight-line method of depreciation is also used for income tax purposes.

Impairment of Long-Lived Assets

We evaluate the recoverability of our equipment, product, and website development costs and recognize the impairment of long-lived assets in the event the net book value of such assets exceeds net realizable value. We evaluate asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by:

▪	an agreement with the customer;
▪	delivery to and acceptance of the product by the customer has occurred;
▪	the amount of the fees to be paid by the customer are fixed or determinable; and
▪	collection of these fees is probable.

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

Because of possible price fluctuations or technology obsolescence, subscription revenue is deferred and recorded on a monthly basis as earned. Any delivery, selling or other costs billed to the customers is included in net revenue and the related delivery, selling or other costs is included in the cost of selling subscriptions.

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

Stock-based Compensation Plans

We have non-qualified stock-based compensation plans for consultants and directors. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the date of grant. The related compensation expense is recorded at the date of grant (our employee stock options are fully vested at the time of grant) as compensation expense. Excess tax benefits, if any, will be recognized as an addition to paid-in capital.

Stock-based compensation expense for employee stock options has been calculated using the Black-Scholes option valuation model. At this time, we are assuming there will be no forfeitures.

Income Taxes and Deferred Taxes

We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and a valuation allowance is recorded to reduce the deferred tax assets to the amounts that are believed to be realizable.

A full valuation allowance on any future tax benefits is being provided until we can sustain a level of profitability that demonstrates the ability to utilize these assets.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were anti-dilutive because they had an exercise price greater than the average market price during the year or due to the net loss in the second three months of 2005 and 2006.

Certain Significant Risks and Uncertainties

We participate in the high technology industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations or cash flows: advances and trends in new technologies; competitive pressures in the form of price reductions; market acceptance of our services; development of sales channels; litigation or claims against us based on intellectual property, regulatory or other factors.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. William White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, we made sales of 163,499 shares of restricted, unregistered, fully paid and non assessable common stock. The shares of common stock were issued in conjunction with the sales of common stock from an exempt private placement and for payment to certain vendors, the issuance thereof was authorized by resolution approved by the board of directors of the company.

The proceeds were used for working capital.

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

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

California News Tech

Date:	August 14, 2006

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director