Form 10QSB
period 2006-09-30
CALIFORNIA NEWS TECH
filed 2006-11-08
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-50762

California News Tech
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Van Ness Avenue Suite 406-407, San Francisco, California 94109
(Address of principal executive offices)

415-861-3421
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,640,440 common shares as of October 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Comparative Balance Sheet as of September 30, 2006;
F-2	Comparative Statements of Operations for the three and nine months ended September 30, 2006 and 2005;
F-3	Comparative Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

CALIFORNIA NEWS TECH
Comparative Financial Statements
For the three months and nine months
ending September 30, 2006 and September 30, 2005
(Unaudited)

California News Tech
Comparative Balance Sheets
(Unaudited)

Assets	September 30, 2005	September 30, 2006
Current assets:
Cash	$273,357	$12,922
Accounts Receivable	-	24,153
Prepaid expenses and deposits	3,800	67,675
Total current assets	277,157	104,750

Equipment, net of depreciation	551	361

Product development, net of amortization	320,560	285,660
Total assets	$598,267	$390,771

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$47,081	$53,940
Deferred revenue	4,451	3,873
Notes payable	68,500	106,940
Total current liabilities	120,032	164,753

Long-term notes payable	77,140

Shareholder's equity
Common stock: $0.003 par value, 8,333,333 shares
authorized, 2,999,333 shares and 3,530,043
shares outstanding at September 30, 2005 and September
30, 2006.	8,998	10,590
Paid-in-capital	1,224,616	1,713,093
Accumulated deficit	<832,519>	<1,497,665>
Total shareholders' equity	401,095	226,018
Total liabilities and shareholders' equity	$598,267	$390,771

California News Tech, Inc.
Comparative Statements of Operations and Accumulated Deficit
(Unaudited)

		Nine months ending				Three months ending
		September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006

Revenue		$14,283		$70,186		$5,427		$19,384

Expenses
Selling and administrative costs		24,342		243,271		19,303		24,922
Office and other operating costs		146,884		311,171		50,927		108,286
Depreciation and amortization		655		51,070		220		17,025
		171,880		605,513		70,126		151,947

Net loss	$	<157,597>	$	<535,326>	$	<64,698>	$	<132,563>

Accumulated deficit at beginning of the period		<674,922>		<962,339>		<767,821>		<1,365,102>
Accumulated deficit at end of the period	$	<832,519>	$	<1,497,665>	$	<832,519>	$	<1,497,665>

Basic and diluted net loss per share	$	<0.05>	$	<0.15>	$	<0.02>	$	<0.04>

Shares used in basic and diluted net loss per share
calculation		2,999,333		3,530,043		2,999,333		3,530,043

Non-cash stock-based employee compensation
included in selling and administrative costs		$0		$6,004		$0		$0

California News Tech
Comparative Statements of Cash Flows
(Unaudited)

		Nine months ending				Three months ending
		September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006
Cash used by operating activities:
Net loss	$	<157,597>	$	<535,326>	$	<64,698>	$	<132,563>
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization		655		51,070		220		17,025
Changes in assets and liabilities:
Accounts receivable		507		<14,332>				<6,300>
Prepaid expenses and deposits		<1,896>		<31,500>		<2,300>		<5,750>
Accounts payable		27,501		31,446		27,252		648
Deferred revenue		4,127		44		1,423		<283>
Notes payable		25,000		55,940		25,000		15,000
Total cash used in operating activities		<101,703>		<442,659>		<13,102>		<112,223>

Cash used in investing activities:
Product development		<19,961>		<6,500>		<19,961>
Total cash used in investing activities		<19,961>		<6,500>		<19,961>

Cash provided by financing activities
Notes payable				<77,140>
Common stock		208,000		321,565		242,676		62,281
Total cash provided by financing activities		208,000		244,425		242,676		62,281

Net increase (decrease) in cash		86,336		<204,735>		209,612		<49,942>

Cash at the beginning of the period		187,020		217,657		63,744		62,864
Cash at the end of the period		$273,357		$12,922		$273,357		$12,922

California News Tech
Notes to Financial Statements
September 30, 2006
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

California News Tech
Notes to Financial Statements
September 30, 2006
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

Deferred Revenue

Deferred revenue is customer deposits for unearned subscriptions.

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

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 2. Summary of Significant Accounting Policies (continued)

Stock-based Compensation Plans (continued)

Stock-based compensation expense for employee stock options has been calculated using the Black-Scholes option valuation model. At this time, the Company is assuming there will be no forfeitures.

There was no stock-based compensation for the third three month period of 2006.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in the third three months of 2005 and 2006.

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

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 3. Going Concern and Liquidity

Historically, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2006, the accumulated deficit was $1,498,010 and the negative working capital was $60,003. The Company has primarily funded operations through private placements and a public offering.

Note 4. Net Loss per Common Share

  The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

Three months ended September 30:
 2006            2005
Shares issuable under stock options                                     835,617        710,700
Shares issuable pursuant to warrants                                     30,000         288,500

The weighted average exercise price of stock options, was $1.44 and $1.34 at September 30, 2006 and 2005, respectively. The weighted average exercise price for options granted during the third quarter of 2006 was $1.46. The average exercise price of outstanding warrants was $1.00 per share for those granted during 2005 and 2006.

Note 5. Equipment

Equipment consists of the following:
September 30, 2006           September 30, 2005
Computer equipment                                                     $ 10,511                               $ 9,811
Accumulated depreciation                                            <10,150>                             <9,260>
Net book value                                                                    $ 361                                  $ 551

Note 6. Notes Payable to Related Parties

During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year. Effective March 6, 2006, the agreements were modified and extended. The notes payable to a related party consist of uncollateralized, non-interest bearing notes totaling $91,940. The notes are the subject of ongoing negotiation.

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 6. Notes Payable to Related Parties (continued)

During the third three month period of 2006 the Company borrowed $15,000 from an officer and director. The company expects to repay this note during December 2006.

Note 7. Shareowners’ Investment

As of September 30, 2006, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value. There are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split. Issued share capital and paid-in capital balances are:
           Common Stock          Paid-in
 Shares          Amount            Capital
Balance, December 31, 2001              2,018,833          $6,057             $581,659
Issuance of common shares                437,500             1,312              142,748
Balance, December 31, 2002              2,456,333            7,369              724,407
Issuance of common shares                  50,000   150      9,850
Balance, December 31, 2003              2,506,333            7,519              734,257
Issuance of common shares                285,000                855             283,307
Balance, December 31, 2004              2,791,333             8,374          1,017,564
Issuance of common shares    333,833              1,001            375,523
Balance, December 31, 2005              3,125,166              9,375         1,393,087
Issuance of common shares                298,208                 895            277,099
Balance, June 30, 2006                        3,495,333           10,270          1,670,186
Issuance of common shares                   44,710                320               43,251
Balance, September 30, 2006              3,530,043        $ 10,590        $1,713,093

Note 8. Stock Option Plans

    Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.  The following table summarizes information about stock options outstanding at September 30, 2006:

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 8. Stock Option Plans (continued)

                                                                             Outstanding
                                                                                      and            Weighted Average
 Year      Granted      Exercised      Forfeited      Exercisable          Exercise Price
2002       514,400       101,500          222,150           190,750                   $0.824
2003       179,200           --                  22,000            157,200                    1.000
2004       146,000           6,000             7,000            133,000                    1.000
2005       413,125         10,000            21,125            225,250                    1.397
2006       259,167         25,000            37,000            197,167                    1.817
Total  1,487,392       142,500          309,275             903,367                  $1.441

The weighted average exercise price of the stock options was $1.44 at September 30, 2006 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

Note 9. Warrants

Warrants accompanied the shares issued during 2004. The warrants gave the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, there were a total of 288,500 warrants outstanding. There were an additional 1,000,000 warrants authorized during the year ended December 31, 2005. At September 30, 2006 there are 30,000 warrants outstanding.

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

Note 11. Subsequent event

    On October 30, 2006, the Company entered an agreement with DNB Capital Management, Inc. (DNB) under which the Company will sell to DNB a debenture in the amount of $100,000 bearing interest at 18% per annum.  The interest will be payable quarterly beginning March 31, 2007; all principal and interest will be due two yarears from the date the debenture is actually issued.  The debenture will be convertible, at the option of the holder after March 31, 2007 at the lower of:  (i) sixty percent (60%) of the average closing price on the NASD OTCBB of the Company common stock for the preceding five trading days, or (ii) $0.001 per share, subject to adjustment for splits and reverse splits.  The agreement permits DNB to appoint one member to the Company Board of Directors.  In the event  of default,  DNB may appoint sufficient memebers to the Company Board of Directors to have control of the Company.

    The agreement is scheduled to close on or before December 15, 2006, subject to several conditions precedent, including divesting the Company of all its present operations and assets, satisfying outstadning debt obligations, and reorganixing the Company's captial structure by implementing a one for ten reverse stock split and increasing its authorized common stock to 100,000,000 shares.

    On October 31, 2006, the Board of Directors transferred all assets and operations to their wholly owned subsidiary, Media Sentiment, Inc., a Nevada corporation. The Company presently holds all issued and outstanding capital stock of Media Sentiment, Inc., consisting of 3,640,440 shares of its common stock.

    The Company’s Board further resolved to spin-off all shares of Media Sentiment, Inc. common stock to its shareholders. The distribution will be made on November 27, 2006, to all shareholders of record of California News Tech as of 5:00 p.m. Pacific Time on November 20, 2006, as a stock dividend, payable in the amount of one (1) share of Media Sentiment, Inc. for every (1) share of California News Tech. Following the spin-off, the Company will not hold any shares of Media Sentiment, Inc. and it will be an independent company.

California News Tech
Notes to Financial Statements
September 30, 2006
(Unaudited)

The Company is spinning off Media Sentiment, Inc. in satisfaction of a closing condition of the Debenture Subscription Agreement between the Company and DNB Capital Management, Inc. dated October 30, 2006, that the Company divest itself of all current operations and assets. The Company previously reported execution of this agreement on a form 8K filed October 30, 2006. Upon closing the Subscription Agreement, anticipated to occur on or before December 15, 2006, Media Sentiment, Inc. will receive all of the net proceeds of that transaction, approximately $100,000, less any amounts necessary to pay off any debts that the Company has not paid or arranged to transfer to Media Sentiment, Inc. by the closing. Media Sentiment will use those funds to fund the continued operation and development of its business. Media Sentiment, Inc. will not have any obligation under the Debenture, including any repayment obligation. The Company will remain solely liable to repay the Debenture and will need to locate and successfully acquire other assets and operations in order to be able to meet the obligations under the Debenture.

    There can be no assurance that the Company will be successful in satisfying the closing conditions of the Debenture Subscription Agreement or that the transaction will close.

    The Company anticipates further restructuring steps in the coming weeks in order to satisfy the remaining conditions of the Debenture Subscription Agreement, as well as to better facilitate acquisition of a new business opportunity, including asking its shareholders to approve an increase in the number of our authorized shares to 100,000,000, a one for ten reverse split of its presently issued and outstanding common stock, and granting the Board the authority to amend the articles of incorporation for the sole purpose of changing the name of the company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

We were incorporated on January 22, 1999 in Nevada as the NewsSurfer.com Corporation. In January 2001, we changed our name to California News Tech, and by November 2001, we shifted our business plan to focus on providing online access to news media analysis for a subscription fee.

As discussed in greater detail below, see “Debenture Subscription Agreement and Spin-Off of Current Assets and Operations,” as of October 31, 2006, we have transferred all of our existing operations and assets into our wholly-owned subsidiary, Media Sentiment, Inc., including all of the Products and Services discussed below. On October 31, 2006, our Board resolved to spin-off that subsidiary as an independent company to our shareholders of record as of November 20, 2007. Thereafter, we will have no operations or assets and our management will need to locate and acquire a new business opportunity.

Products and Services

Media Sentiment®

Our primary online news media analysis research product is called Media Sentiment®. The central premise behind Media Sentiment® is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can help our customers interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies.

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

HeadsUpTM, another feature of our Media Sentiment® research product, attempts to forecast the effects of the media sentiment resulting from the earnings release reports of publicly traded companies on the company’s stock price. HeadsUpTM presents users with an easy to use graphical interface, displaying thumbs-up and thumbs-down assessment of the media sentiment.

E-Motions is the e-mail newsletter component of our Media Sentiment® system. We launched E-Motions in August 2005. This newsletter is currently released three times a month. E-Motions strives to provide our readers with self-knowledge about the emotions behind their own investing so that they can improve their financial strategies. E-Motions addresses financial and media psychology in an entirely new way, focusing on the companies featured each week at MediaSentiment.com. The newsletter explores case studies exploring the potential relationship between price moves, news coverage, and investor sentiment. E-Motions is currently offered at no cost in an effort to encourage subscriptions to our paid product.

In addition to the Media Sentiment® tool and accompanying products, we are also integrating our technology with other traditional technical analysis platforms such as MetaStockTM from Equis, a Reuters company, which utilizes our proprietary technology to offer customers a greater range of trading techniques.

In June 2006 we completed the first phase of integration between MediaSentiment Heads Up™ tools and the MetaStock™ Pro platform from Equis, a Reuters company. MetaStock™ from Equis/Reuters is a leading investment analysis platform, with over 150,000 customers in over 97 countries. As a result of the integration, event-driven media sentiment indicators can now be used in combination with traditional technical indicators, based on price and volume data.

In July 2006, we launched a beta version of a new product, available on the Internet at PublicMemory.com. This new product is a Web 2.0 tool and will allow users to create their own research criteria, define issues and which websites to research, and distribute the research content via the RSS web publishing format.

In September 2006, we announced our plan to work with UDICO Holdings to explore short and long term options for potentially combining UDICO’s patented text analysis technology with PublicMemory.com’s online research technology.

In September 2006 we announced the beta version of a new product, Media Sentiment® UpperHand™, which will be available as a free download during the beta test period. This new product is designed to analyze earnings releases, determine a net positive or negative sentiment score, and then combine the resulting score with supply and demand technical indicators for supply and demand. We intend to charge a subscription fee for this product pending the successful conclusion of the beta test.

During October 2006, we started testing the beta version of a new product called Media Sentiment® Big Movers™. This new product is designed to incorporate additional weighting for earnings announcements which deviate from published analyst expectations into our traditional media sentiment analysis tools. We intend to charge a subscription fee for this product pending the successful conclusion of the beta test.

We are also exploring the possibility of bundling Heads Up™, Upper Hand™ and Big Movers™ to create the Media Sentiment® Pro package.

We use external data providers for the data necessary to produce the Upper Hand™ and Big Movers™ signals. We use the data from Reuters MetaStock and QuoteCenter platforms for Upper Hand™ signals.

Debenture Subscription Agreement and Spin-Off of Current Operations and Assets

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in our annual report on Form 10KSB, we lost $287,417 in 2005. As reflected in this report for the period ending September 30, 2006, we lost $130,848 in the third quarter and $535,326 year to date. The market price for our common stock (CNTE:OB) is at or near all time lows. This history of unprofitable operations and low stock prices have made it difficult to raise capital, to hire and retain employees and consultants, to contract for the third party services, and to otherwise execute on our business plan.

For those reasons, on October 30, 2006, we entered into a Subscription Agreement with DNB Capital Management, Inc., pursuant to which we agreed to sell DNB Capital Management, Inc. a Debenture in the face amount of $100,000, due in two years, which will carry interest at 18% per annum. Interest payments are due quarterly, with the first payment due March 31, 2007. The Debenture will be convertible at the option of the Debenture holder into our common stock at any time between March 31, 2007 and the due date of the Debenture at the lower of (i) sixty percent (60%) of the average closing price for our common stock on the NASD OTCBB for the five consecutive trading days preceding the date of delivery by the Debenture holder of a conversion notice, and (ii) $0.01 per share, subject to adjustment for certain events, including stock splits and reverse stock splits. The Debenture entitles DNB Capital Management, Inc. to appoint one member to our Board of Directors and, upon default, to appoint or replace members of our Board until DNB Capital Management, Inc. has gained control of our Board.

The Subscription Agreement is scheduled to close on or before December 15, 2006, subject to several conditions precedent that we must satisfy, including divesting the Company of all operations and assets, satisfying outstanding debt obligations, and reorganizing the Company’s capital structure by implementing a one for ten reverse stock split and increasing our authorized common stock to 100,000,000 shares.

In order to satisfy the closing condition under the Subscription Agreement that we divest ourselves of all operations and assets, on October 31, 2006, we transferred all our assets and operations to our wholly owned subsidiary, Media Sentiment, Inc. The assets we assigned to Media Sentiment, Inc. include the right to receive the proceeds of the Debenture should it close.
In addition, on October 31, 2006, our Board approved the spin-off of all 3,640,440 shares of Media Sentiment, Inc. common stock to our shareholders. The distribution will be made on November 27, 2006, to all shareholders of record of California News Tech as of 5:00 p.m. Pacific Time on November 20, 2006, as a stock dividend, payable in the amount of one (1) share of Media Sentiment, Inc. for every (1) share of California News Tech.

Upon completion of this spinoff, we will no longer have any assets or operations. Upon closing the Subscription Agreement, which we anticipate will occur on or before December 15, 2006, Media Sentiment, Inc. will receive all of the net proceeds of that transaction, approximately $100,000, less any amounts necessary to pay off any debts we have not paid or arranged to transfer to Media Sentiment, Inc. by the closing. Media Sentiment will use those funds to fund the continued operation and development of its business. Media Sentiment, Inc. will not have any obligation under the Debenture, including any repayment obligation. California News Tech will remain solely liable to repay the Debenture and will need to locate and successfully acquire other assets and operations in order to be able to meet our obligations under the Debenture.

We anticipate further restructuring steps in the coming weeks in order to satisfy the remaining conditions of the Debenture Subscription Agreement, as well as to adjust our capital structure to better facilitate acquisition of a new business opportunity, including asking our shareholders to approve an increase in the number of our authorized shares to 100,000,000, a one for ten reverse split of our presently issued and outstanding common stock, and granting our Board the authority to amend our articles of incorporation for the sole purpose of changing the name of the company.

There can be no assurance that we will be successful in satisfying the closing conditions of the Debenture Subscription Agreement or that the transaction will close.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

We generated revenue in the amount of $19,384 during the three month period ended September 30, 2006, compared to $5,427 for the three month period ended September 30, 2005. Our revenue for the three month period ended September 30, 2006 was generated through subscription sales of $1,931, and product licensing services valued at $17,453 For the nine month period ended September 30, 2006, we generated revenue in the amount of $70,186, compared to revenue of $14,283 for the same nine month period in the prior year. Our revenue for the nine month period ended September 30, 2006 was generated through subscription sales of $6,949, mailing list rental of $22,784 and advertising and product licensing of $40,453. We report subscription revenue over the life of the subscription, with $1,931 reported as revenue earned in the quarter ended September 30, 2006, and $3,873 carried on the balance sheet as unearned revenue, for recognition in future periods.

We incurred operating expenses in the amount of $151,947 for the three months ended September 30, 2006, compared to operating expenses of $70,126 for the three months ended September 30, 2005. For the nine month period ended September 30, 2006 we incurred operating expenses in the amount of $605,513 compared to operating expenses of $171,880 for the same nine month period in the prior year. The increase in our operating expenses for the three months ended September 30, 2006 was primarily attributable to an increase in our office and other operating costs of $110,001 up from $50,603 in the prior year and an increase in depreciation to $17,025 up from $220 from the prior year.

During the first quarter, we began to amortize our capitalized product development costs over sixty months, resulting in an increase in our depreciation and amortization expense.

Liquidity and Capital Resources

On September 30, 2006, we had cash in the amount of $12,922, which primarily resulted from funds raised in public equity offerings. As of September 30, 2006, we had total current assets in the amount of $104,750 and total current liabilities of $164,753 As a result, our working capital on September 30, 2006 was a negative $60,003.

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

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have raised additional capital and will continue as a going concern. Historically, we have incurred significant losses and negative cash flows from operations. As of September 30, 2006, the accumulated deficit was $1,498,010 and the negative working capital was $60,003. We have primarily funded operations through private placements and a public offering. To the extent that sources of financing are available, we will promote our software, maintain our processing system, and continue to enhance our service. Our management expects that future subscription revenue will be sufficient to fund operations.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. William White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

California News Tech

Date:	November 7, 2006

By: /s/Marian Munz Marian Munz Title: Chief Executive Officer and Director