Form 10KSB
period 2006-12-31
CALIFORNIA NEWS TECH
filed 2007-02-28
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-107300

CALIFORNIA NEWS TECH

(Name of small business issuer in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Van Ness Ave., Suite 406-407, San Francisco, California	94109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 415-205-1695

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

State issuer’s revenue for its most recent fiscal year. $84,535.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$59,903.36 as of January 31, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,640,440 Common Shares as of December 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Overview

We were originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. In January 2001 we changed our name and in November 2001 shifted our business plan to focus on providing online access to news media analysis for a subscription fee. Our online news media analysis research product is called MediaSentiment™ and quantifies qualitative press coverage, or Media Sentiment®. The central premise behind MediaSentiment™ is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This can benefits our customers as they interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies. On October 16, 2006 we created a subsidiary Nevada Corporation named Media Sentiment, Inc. and on October 31, 2006 we moved all our assets and business to that new wholly-owned corporation.

Business of Issuer

We believe that there have been dramatic qualitative and quantitative changes in media reporting over the last decade, driven in part by the Internet. Persons interested in media reports now have a variety of options and vast stores of information to negotiate. For frequent users of media reports, such as active stock market traders, the processing and assimilation of data has become much more complex. Also, with the advent of online trading and ECNs that enable trading directly, the speed at which investors and traders may need to make decisions has increased dramatically as well. Lastly, as some of the research indicates, the advent of algorithmic trading vastly enhances the role of computers in today’s trading and investment field.

Our MediaSentiment™ research product assists our customers in quickly understanding the cumulative sentiment reflected in media reports. Our tracking technology quickly scans available media reports for key words and provides an assessment as to whether the overall tone of the news story is positive, negative, or neutral. We believe that the use of our technology will expand in the coming years, driven by an ongoing increase in information availability and a demand for tools that assist in the quick assimilation of media reports.

Our business model relies on our capability to give our customers near real-time measurement and trend analysis of the media sentiment regarding the public companies they may wish to track. Our customers are interested in media sentiment because they believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the general economy and particular companies. We create our research product, MediaSentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our MediaSentiment™ trend system measures sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

HeadsUp, another feature of our MediaSentiment™ research product, attempts to forecast the effects of the media sentiment resulting from the earnings release reports of publicly traded companies on the company’s stock price on the trading day following the reports. HeadsUp presents users with an easy to use graphical interface, displaying thumbs up and thumbs down assessments of the media sentiment. These assessments are strictly an analysis of the cumulative media sentiment of earnings releases of the publicly traded companies and are not buy or sell recommendations for the specific stocks. They are meant to help users make a faster and better buy or sell decision by providing information in real time manner. These thumbs up and thumbs down recommendations are generated automatically by our computer systems.

We have developed a new product named MediaSentiment Pro which adds two additional features to complement the HeadsUp feature found in MediaSentiment™:

1.
MediaSentiment UpperHand™ performs a correlation analysis automatically with two selected technical indicators that indicate buy/sell market pressures and presents to users the stock symbols of companies who meet the selected criteria.

2.	MediaSentiment BigMovers™ performs a correlation analysis automatically between Wall Street’s analysts’ estimates versus the actual earnings per shares that selected companies report.

MediaSentiment Pro is a unique product which enables traders and investors to rapidly receive an estimate of the impact of the sentiment regarding the earnings press release, combined with earnings surprise factors and buy/sell market pressures as determined by selected technical analysis indicators. All this is done in near real-time and presented in a proprietary, easy to use and understand graphical user interface, which literally gives users a thumbs up or thumbs down on selected stocks:

HeadsUp symbols are indicated by one thumb up or one thumb down
UpperHand symbols are indicated by two thumbs up or two thumbs down
BigMovers symbols are indicated by three thumbs up or three thumbs down

Our plan is to market MediaSentiment Pro as a tool to help users make investment decisions faster and more accurately. We plan to sell monthly subscriptions to MediaSentiment Pro. However, users may choose to subscribe to any function individually. aHeadsUp will be available for annual subscriptions while UpperHand and BigMovers will be available for both monthly and yearly subscriptions.

We have also developed a product MediaSentiment for MetaStock that integrates Media Sentiment indicators into a traditional technical analysis platform through a partnership with MetaStock, a Reuters product. This new product enables users to see historical charts of the correlations of media sentiment indicators with stock price, trading volume, and other technical analysis indicators. It also enables users to receive aHeadsUp and UpperHand signals on the charts in near real-time.

Based on our research, we believe that the quantifying of Media Sentiment® and integrating that quantification into a traditional technical analysis is a new and innovative idea which has the potential to increase the capabilities of technical analysts who currently rely heavily on stock price and volume as indicators. Our plan is to start marketing this integration product in partnership with MetaStock at prices similar to our other products. We intend to release our new products that are part of MediaSentiment Pro as well as the integration module with MetaStock during the first quarter of 2007.

Another component of our MediaSentiment™ system is the newsletter, E-motions. We developed the newsletter to explore case studies highlighting the relationship between big price moves in MediaSentiment™ featured stocks, news coverage, and investor sentiment.

We have also developed the first beta version of a new product that was code-named PublicMemory.com. We used that product to track the news coverage of the congressional elections in 2006 and assess the media attention that candidates received. The resulting graphs were used by Stanford University’s Political Communications Lab web site. After conducting internal marketing research, we determined that there might be a market opportunity in taking advantage today’s fast-growing online advertising market, so we began developing a second beta version of this unique information search product. We named this second version of the product eSibyl.com.

Our intent is to develop eSibyl.com into an easy-to-use, easy-to-customize, issue-oriented search product to bring internet users the information that is critical to them in near real time. Our plan is to make the eSibyl results very easy to distribute anywhere on the web, so users can read the critical content they need wherever they are located. We are also developing eSibyl to function in multiple languages, which will enable us to expand usage globally very quickly. We plan to finalize the second beta version of eSibyl.com and to take it to the marketplace by the end of the third quarter of 2007.

We have also determined that our first MediaSentiment™ system could be improved to offer more powerful search capabilities and cover more news sources and public companies. During the next twelve months, we plan to research future versions of MediaSentiment™ that will increase the number of news sources which will be interrogated by our search engine, seek to implement more user-friendly tools to enhance the performance of our product, and improve and further develop the trend graphs.

We may need to increase staffing to handle the additional demands associated with the expansion of our customer base. We may hire additional employees and/or contractors to assist us with sales, customer service, technical support, website management and development, and administration. If we hire additional employees and/or contractors, we will then need to lease additional office space to accommodate the associated growth.

Further, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain a greater understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions. These anticipated expansions include moving into new facilities and hiring additional employees, and are also contingent upon our successfully increasing our sales of MediaSentiment™.

For the next twelve months, we plan to continue to market these products through strategic partnerships, direct marketing, and advertising to online traders/investors. Our initial target market is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision making processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. Our business is to provide our customers with news scanning and analysis at a very low cost.

The execution of our business plan in the next twelve months is contingent upon our ability to significantly increase our revenue from sales. If we are unable to do so, our obtaining additional financing through another debt or equity financing arrangement will be imperative to the execution of our business plan over the next twelve months. If we are unable to obtain additional financing, the implementation of our business plan will be impaired.

Amendment to our Articles of Incorporation

On October 31, 2006 our Board of Directors (the “Board”) adopted a resolution setting forth an amendment to Article III of the Articles of Incorporation which would increase the total number of shares of common stock authorized for issuance from 8,333,333 to 100,000,000, par value $0.003 per share, and directed that the proposed amendment be considered at the next annual meeting of the stockholders entitled to vote on the amendment. At the time of the proposal, we had 8,333,333 authorized shares of our common stock, of which 3,640,440 were issued and outstanding. Our shareholders approved the proposal at our annual meeting held December 29, 2006. We filed the amendment to our articles with the Nevada secretary of state on December 29, 2006.

Debenture Subscription Agreement

Since inception, our business has not been profitable over any annual or quarterly period. This is reflected in our 2005 and 2006 annual reports on Form 10KSB, wherein we lost $287,417 in 2005 and $732,609 in 2006. The market price for our common stock (CNEW:OB, previously CNTE:OB) has been at or near all time lows. This history of unprofitable operations and low stock prices have made it difficult to raise capital, to hire and retain employees and consultants, to contract for the third party services, and to otherwise execute on our business plan.

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

The Subscription Agreement was originally scheduled to close on or before December15, 2006, subject to several conditions precedent that we must satisfy, including divesting the Company of all operations and assets, satisfying outstanding debt obligations, and reorganizing the Company’s capital structure by implementing a one for ten reverse stock split, increasing our authorized common stock to 100,000,000 shares, and providing our Board with the authority to change the name of the company. The closing date has since been postponed, first to January 31, 2007 and then, subsequent to the fiscal year ended December 31, 2006, to March 2, 2007.

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

In addition, on November 2, 2006, we announced our intention to spin-off all 3,640,440 shares of Media Sentiment, Inc. common stock to our shareholders as a stock dividend. We subsequently indefinitely postponed the spin-off as a result of comments by the staff of the Securities and Exchange Commission, and therefore, Media Sentiment, Inc. remains our wholly owned subsidiary.

At the Shareholder’s Meeting held December 29, 2006, our shareholders voted to approve the following conditions which are required in order to close the Subscription Agreement:

a.
An increase in the number of authorized shares of common stock to One Hundred Million shares (100,000,000), which became effective upon our filing of an amendment to our Articles of Incorporation to reflect this change on December 29, 2006;

b.	A one for ten reverse stock split of the Company’s common stock, which became effective January 9, 2007; and
c.	A change in our name to an exact name to be later determined by our board of directors.

Our Board is working to satisfy or obtain waivers of the remaining closing conditions of the Debenture Subscription Agreement, including the divestiture condition, by the currently scheduled closing date of March 2, 2007. If we are unable to satisfy each of these closing conditions, we will not be able to close the Debenture Subscription Agreement and issue the Debenture in the absence of an agreement to waive those closing conditions by the purchaser of the Debenture.

Competition

The field of sentiment analysis has evolved in recent years as more individuals and institutions have begun to recognize the potential impact of this new technology. New studies have indicated the merits of the sentiment analysis of the news media in general, and earnings press releases in particular, for the investment market segment. In January of 2006, the Federal Reserve Bank of St. Louis published a research paper titled Beyond the Numbers: An Analysis of Optimistic and Pessimistic Language in Earnings Press Releases. Among other things, the report concludes: “We find a significant market response to the levels and unexpected amounts of optimistic and pessimistic language in earnings press releases after controlling for other factors known to influence the market response to the announcement of earnings per se. These results suggest that market participants consider at least some portion of optimistic and pessimistic language usage in earnings press releases to be credible.”

Also, the amount of the trading volume executed by automated programs has increased substantially in recent years. The Wall Street Journal reported that Program trading in the week ended May 19, 2006 accounted for 61.2%, or an average of 1,226 million shares daily, of New York Stock Exchange volume.

Since we began developing our technology, other firms have seen the potential need in the marketplace for technologies capable of contributing to investment/trading decisions through sentiment analysis. These other firms do not seem to target the individual investor directly as we do. They may, however, be able to reach these consumers through deals with major online brokerages.

We see the increased attention to this field as a strong indicator of market potential. We welcome the expansion of this new sector, and we believe that our technology is well-differentiated and has already built a data performance track record.

Following are the significant players in this new field of sentiment analysis:

•
Progress Software Corporation (NASDAQ: PRGS) provides application infrastructure software for the development, deployment, integration and management of business applications. Progress Software released Apama Event Store in 2006. Their market focus is on corporations, such as investment banks and hedge funds. Progress Software markets Apama EventStore as a real-time event data store and replay facility that enables the back testing of algorithmic trading strategies on historical data.

•
Corpora Software is a trading company of Corpora plc. Corpora plc is a UK public company. Corpora Software released a product called Sentiment, which purports to use natural language processing to read news articles and to determine if coverage is positive, negative or neutral. This product seems to focus on the Public Relations industry and not on the financial sector. However, from their general description, it seems that the product could be adapted to read and analyze the sentiment resulting from financial news articles.

•
ComMetric Ltd., a UK company, provides Qualitative Media Analysis and Influencer Network Analysis. They plan to bring products to market in 2007, including CommEq which isolates, explains, and predicts the impact of media coverage on financial assets. CommEq wants to apply numerical approaches to correlate media output, corporate reputation, and financial prices.

•
Reuters revealed in 2006 it that it had produced a system that allowed computers to read news stories and then to trade on the back of them. Reuters started to provide black box trading systems to hedge funds based on algorithms that could read and interpret words in news articles as part of the decision making process.

•
Monitor110 develops products to enable Institutional Investors to access, analyze, and monetize Internet information. The beta version of the company’s technology is based on a conceptual or semantic search rather than keyword search. The conceptual search results are prioritized relative to key events in industry news. Monitor110 is currently focused on hedge funds.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We own the software that we use to create MediaSentiment™. After inception, we purchased the rights and ownership of the initial components of the software from Strategic Information Technology Int’l, Inc.

We filed a U.S. Provisional Patent Application on August 8, 2003 with the United States Patent and Trademark Office for our software. This application was assigned Serial No. 60/493,869. A provisional patent application is a short version of a patent application which is used to establish an early filing date for a regular patent application filed at a later point in time. The provisional patent application does not result in the issuance of a patent. It is the company’s obligation to file a regular patent application within a year of the provisional patent application filing date. The failure to do so will result in the provisional patent application becoming useless. We failed to file for the regular patent application prior to August

8, 2004. On September 29, 2004, we submitted another Provisional Patent Application with the United States Patent and Trademark Office for our software. The U.S. Provisional Patent Application Serial No. is 60/599,922. On August 9, 2005 we filed the full patent application for our technology as “Method and Apparatus to Forecast Effects of Media Sentiment.”

Also, in July 2006 we announced that the Company had received registered status by the United States Patent and Trademark Office (USPTO) for the name Media Sentiment®.

We have registered the domain names: www.MediaSentiment.com, www.aHeadsUp.com, www.anUpperHand.com, www.PublicMemory.com, www.CaliforniaNewsTech.com www.DNAshare.com, www.theBigMovers.com, www.eSibyl.com and www.eSibyl.com .

Over the next twelve months we plan to seek federally registered trademarks for more of our intellectual property, including the logos associated with MediaSentiment™ and the names and logos associated with HeadsUp and Upper Hand, the thumbs up and thumbs down symbols, and the user interface for HeadsUp, but have not done so at this time.

We have registered with the Copyright Office, the copyrights for the caption work “Stock Performance vs Sentiment - Cisco,” which is a chart plotting the stock performance along with the media sentiment at various stock performance values. The registration form TX, TX 6-159-328 was declared effective as of July 28, 2004.

All of our intellectual property is now held by us in our wholly-owned subsidiary, Media Sentiment, Inc., by reason of our assignment on October 31, 2006.

Research and Development

We incurred research and development expenditures in the amount of $6,500 for the fiscal year ended December 31, 2006, and $28,961 for the fiscal year ended December 31, 2005. The decrease in research and development expenditures reflects the completion of our web site development efforts in the year ended December 31, 2005.

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

Employees

We currently have no full-time employees. Both our CEO & President, Mr. Marian Munz, and our CFO, Mr. William White, are independent contractors. In addition, we have hired two external consultants to work with us on a full time basis as independent contractors. We also hire technical and programming services from programmers in Romania and India, from time to time as we require their services. We may need to hire additional staff, whether as employees or independent contractors, if demand for our products substantially increases over the next fiscal year.

Item 2. Description of Property

On January 15, 2005, we entered into a three month lease for office space located at 825 Van Ness Ave., Suite 406-407, San Francisco, California, 94109. Following this three month term, our lease has continued on a month to month basis. The current rate for this lease is $3,200 per month.

We do not anticipate purchasing any real property during the next twelve (12) months.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding.

At December 31, 2006, the State of California Employment Development Department had begun an audit.  The Employment Development Department had made a preliminary request from the Company of $6,000.  The Company disagrees with this preliminary request.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

At a Shareholder’s Meeting held December 29, 2006, our shareholders voted, through proxy and otherwise, to approve the following:

a.
An increase in the number of authorized shares of common stock to One Hundred Million shares (100,000,000), which became effective upon our filing of an amendment to our Articles of Incorporation to reflect this change on December 29, 2006;

b.	A one for ten reverse stock split of the Company’s common stock, which became effective January 9, 2007; and
c.	A change in our name to an exact name to be later determined by our board of directors.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares were quoted on the OTCBB under the symbol “CNTE” until approximately January 9, 2007, at which time our symbol changed to “CNEW.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	$2.16	$0.55
June 30, 2006	$1.75	$0.45
September 30, 2006	$1.10	$0.15
December 31, 2006	$0.25	$.055

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	$0.0	$0.0
June 30, 2005	$7.00	$0.0
September 30, 2005	$4.10	$0.55
December 31, 2005	$2.28	$1.02

Holders of Our Common Stock

As of December 31, 2006, we had 67 holders of record of our common stock. Other stockholders hold shares of our common stock in street name.

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

Recent Sales of Unregistered Securities

During 2006 we issued a total of 319,774 shares of our common in exempt private placements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	816,500	$1.42	4,209,726

Equity compensation plans not approved by security holders	-	-	-

Total	816,500	$1.42	4,209,726

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

Results of Operations for the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, we had revenue of $84,535 compared to revenue in the amount of $36,253 for the year ended December 31, 2005. Our increase in revenue is primarily attributable to the receipt of rental fees for the use of our mailing and e-mailing distribution lists. Of the $84,535 we earned in revenue during the year ended December 31, 2005, $7,047 is attributable to sales of our research product, MediaSentiment™ while $3,320.39 of the $36,253 we earned in revenue during the prior year is attributable to sales of our research product, MediaSentiment™.

We incurred expenses in the amount of $817,144 for the year ended December 31, 2006. Our expenses for the year ended December 31, 2006 consisted of selling and administrative costs of $429,351, office and other operating expenses of $319,698, and depreciation and amortization expense in the amount of $68,095. We incurred expenses in the amount of $323,670 for the year ended December 31, 2005. Our expenses for the year ended December 31, 2005 consisted of selling and administrative costs of $126,767, office and other operating expenses of $196,028 and depreciation expense in the amount of $875. The increase in expenses from fiscal 2005 to fiscal 2006 is primarily attributable to an increase in expenses in all areas of our business due to a significant increase in operational and sales activity.

Our net loss for the year ended December 31, 2006 was $731,805 compared to a net loss of $287,417 in the year ended December 31, 2005. The increase in our net loss was due mainly to the significant increase in our expenses.

Assets, Liabilities and Stockholders Deficit

As of December 31, 2006, we had total current assets of $47,841, consisting of cash in the amount of $21,153, accounts receivable in the amount of $15,388, and $11,300 in prepaid expenses. Our current liabilities as of December 31, 2006 were $216,558. Thus our working deficit was $171,052.

Our total liabilities as of December 31, 2006 were $216,558. Our liabilities consisted of current liabilities of $216,558 and long term liabilities of $0. Our liabilities include two promissory notes owed to our former director and CFO, Mr. Robert Jaspar in the total amount of $76,940, which became due on March 6, 2006, and which we have not yet paid.

Liquidity and Capital Resources

As of December 31, 2006, we had $47,841 in current assets, $21,153 of which was in cash. Operating activities used $581,965 in cash for the year ended December 31, 2006. Our net loss of $731,805 was the primary component of our negative operating cash flow. Investing activities used $6,500 in cash for the year while financing activities generated $391,961. Our net cash flows for the year ended December 31, 2006 were negative in the amount of $196,504.

We anticipate that we will incur approximate expenses over the next fiscal year as follows:

1.	Approximately $180,000 in connection with research and development expenses associated with continually improving our technology systems and product;

2.	Approximately $1,000,000 in connection with the implementation of our marketing and sales plan;

3.	Approximately $500,000 in connection with general and administrative expenses;

4.	Approximately $40,000 to $75,000 for operating expenses, including professional legal and accounting expenses; and

5.	Approximately $20,000 to $50,000 for purchasing computer servers to service our operations.

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

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2006, our accumulated deficit was $1,694,144. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing, promote our software, maintain our processing system, and continue to enhance our services.

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

Revenue Recognition

The Company recognizes net revenue when the earnings process is complete, as evidenced by:

•	an agreement with the customer;
•	delivery to and acceptance of the product by the customer has occurred;
•	the amount of the fees to be paid by the customer are fixed or determinable; and
•	collection of these fees is probable

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were anti-dilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2006, 2005 and 2004.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheet as of December 31, 2006 and Balance Sheet as of December 31, 2005;

F-3	Consolidated Statement of Operations for the year ended December 31, 2006 and Statement of Operations for the years ended December 31, 2005 and 2004;

F-4	Consolidated Statement of Shareowners’ Investment for the year ended December 31, 2006 and Statement of Shareowners’ Investment for the years ended December 31, 2005 and 2004;

F-5	Consolidated Statement of Cash Flows for the year ended December 31, 2006 and Statement of Cash Flows for the years ended December 31, 2005 and 2004;

F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners of
California News Tech and subsidiary

We have audited the accompanying consolidated balance sheet of California News Tech as of December 31, 2006 and the balance sheet of California News Tech as of December 31, 2005 and the related consolidated statements of operations, shareowners’ investment, and cash flows for the year ended December 31, 2006 and the related statements of operations, shareowners’ investment, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of California News Tech at December 31, 2006 and the financial position of California News Tech as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, in 2006 the Company changed its method of accounting for stock compensation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewell & Langsdale

Jewell & Langsdale
Walnut Creek, California
February 9, 2007

California News Tech
and Subsidiary
Consolidated Balance Sheet, December 31, 2006
Balance Sheet, December 31, 2005

	2006	2005
Assets
Current assets:
Cash	$21,153	$217,657
Accounts receivable	15,388	9,820
Prepaid expense	11,300	36,175
	47,841	263,652

Equipment, net of accumulated depreciation	136	1,031

Intangible assets, net of accumulated amortization	268,860	329,560

	$316,837	$594,243

Liabilities and Shareowners’ Investment
Current liabilities:
Accounts payable and accrued expenses	$57,980	$22,495
Deferred revenue	1,638	3,485
Notes payable	156,940	51,000
Total current liabilities	216,558	76,980

Long- term debt:
Notes payable		77,140

Shareowners’ investment:
Common stock, $0.003 par value,
Authorized 8,333,333 shares,
Issued and outstanding
3,640,440 and 3,125,166 shares	10,923	9,375
Paid-in capital	1,783,500	1,393,087
Retained earnings (deficit)	(1,694,144)	(962,339)
	100,279	440,123

	$316,837	$594,243

See accompanying notes.

California News Tech
Consolidated Statement of Operations
Year ending December 31, 2006
Statements of Operations
Years ending December 31, 2005 and 2004

		2006	2005	2004

Revenue		$84,535	$36,253	$4,244

Expenses:

Selling and administrative costs		429,351	126,767	30,867
Office and other operating costs		319,698	196,028	56,588
Depreciation and amortization		68,095	875	968

Total expenses		817,144	323,670	88,423

Operating income (loss)		(732,609)	(287,417)	(84,179)

Interest income		804

Net income (loss)		$(731,805)	$(287,417)	$(84,179)

Average common shares outstanding (basic)		3,412,817	2,858,235	2,557,833)

Income (loss) per share (basic)		$(.21)	$(.10)	$(.03)

Average common shares outstanding (diluted)		3,412,817	2,858,235	2,557,833

Income (loss) per share (diluted)	$	$ (.21)	$(.10)	$(.03)

See accompanying notes.

California News Tech
Consolidated Statement of Shareowners’ Investment
Year ending December 31, 2006
Statements of Shareowners’ Investment
Years ending December 31, 2005 and 2004

	Common Stock		Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount

Balance, January 1, 2004	2,506,333	$7,519	$ 734,257	$(590,743)

Net income (loss) for year ended December 31, 2004				(84,179)

Shares issued	285,000	855	283,307

Balance, December 31, 2004	2,791,333	8,374	1,017,564	(674,922)

Net income (loss) for year ended December 31, 2005				(287,417)

Shares issued	333,833	1,001	375,523

Balance, December 31, 2005	3,125,166	9,375	1,393,087	(962,339)

Net income (loss) for year ended December 31, 2006				(731,805)

Shares issued	515,274	1,548	390,413	0

Balance, December 31, 2006	3,640,440	$10,923	$1,783,500	$(1,694,144)

See accompanying notes

California News Tech
Consolidated Statement of Cash Flows
Year ending December 31, 2006
Statement of Cash Flows
Years ending December 31, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(731,805)	$(287,417)	$(84,179)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:	68,095	875	968
Depreciation and amortization
Increase/decrease in assets and liabilities: Accounts receivable, prepaid expense and security deposits	19,307	(43,583)	(2,412)
Accounts payable/deferred revenue	33,638	6,399	(19,332)
Notes payable	28,800	7,500
Total adjustments	149,840	(28,809)	(20,776)

Net cash provided (used) by operating activities	(581,965)	(316,226)	(104,955)

Cash flows from investing activities:
Furniture and equipment purchased		(700)	(712)
Product development	(6,500)	(7,500)
Website development		(21,461)	0
Net cash used by investing activities	(6,500)	(29,661)	(712)

Cash flows from financing activities:
Issuance of common shares	391,961	376,524	284,162
Net cash provided by financing activities	391,961	376,524	284,162

Net increase (decrease) in cash	(196,504)	30,637	178,495

Cash balance:
	217,657	187,020	8,525
Beginning of the year

End of the year	$21,153	$217,657	$187,020

See accompanying notes.

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

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

Media Sentiment, Inc. was incorporated during October 2006, under the laws of the State of Nevada, as a wholly owned subsidiary of California News Tech.

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
And Subsidiary
Notes to Financial Statements
December 31, 2006

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
And Subsidiary
Notes to Financial Statements
December 31, 2006

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

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2006, 2005 and 2004.

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

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

Note 3.  Going Concern and Liquidity

Without raising additional capital there is doubt as to the ability of the Company to continue. Historically, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2006, the accumulated deficit was $1,694,144 and the negative working capital was $168,717. The Company has primarily funded operations through private placements and a public offering. To the extent that sources of financing are available, the Company will promote its software, maintain its processing system and continue to enhance its service.

Note 4.  Net Loss per Common Share

    The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

	Year Ended December 31,
	2006	2005	2004

Shares issuable under stock options	816,500	1,100,225	710,700
Shares issuable pursuant to warrants	30,000	1,000,000	288,500

    The weighted average exercise price of stock options, was $1.42 and $1.34 at December 31, 2006 and 2005, respectively. The average exercise price of outstanding warrants was $1.00 per share for those granted during 2006 and 2005.

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

Note 5.  Equipment

    Equipment consists of the following:

	December 31, 2006	December 31, 2005

Computer equipment	$10,511	$10,511
Accumulated depreciation	(10,375)	(9,480)

Net book value	$136	$1,031

Note 6.  Intangible Assets

Intangible assets consist of product development and website development costs of $336,060 with related amortization of $67,200 at December 31, 2006. Total product and website development costs at December 31, 2005 were $329,560.

Note 7.  Notes Payable to Related Parties

During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year.

Effective March 6, 2006, the agreements were modified and extended. The notes payable to related parties consist of uncollateralized, non-interest bearing notes. A portion of the notes, $76,940, are the subject of ongoing negotiation. The remaining notes of $80,000 are due to an officer and director of the Company, Marian Munz.

Note 8. Shareowners’ Investment

As of December 31, 2006, the Company’s authorized share capital consists of 8,333,333 shares at $0.003 par value. There are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

Note 8.  Shareowners’ Investment (Continued)

On January 9, 2007, the increase in the number of authorized shares to 100,000,000 and the one for ten reverse split of the common stock as approved by the shareholders on December 29, 2006, became effective.

Issued share capital and paid-in capital balances are:
	Common Stock		Paid-in Capital
	Shares	Amount
Balance, December 31, 2001	2,018,833	$ 6,057	$ 581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	8,374	1,017,564
Issuance of common shares	333,833	1,001	375,523
Balance, December 31, 2005	3,125,166	9,375	1,393,087
Issuance of common shares	515,274	1,548	390,413
Balance, December 31, 2006	3,640,440	$10,923	$1,783,500

 Note 9.  Stock Option Plans

Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board.  The following table summarizes information about stock options outstanding at December 31, 2006.

Grant Date	Weighted Average Exercise Price	Options Outstanding	Options Exercisable

2002	$0.83	268,000	268,000
2003	1.00	80,000	80,000
2004	1.00	40,000	40,000
2005	2.99	241,250	241,250
2006	1.42	187,250	187,250

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

Note 9.  Stock Option Plans (Continued)

The weighted average exercise price of the stock options was $1.42 at December 31, 2006 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004	2003
Risk-free interest rate	4.42%	4%	4%	3%
Expected dividend	--	--	--	--
Expected volatility factor	15%	30%	30%	30%
Expected option term	5 years	5 years	5 years	3 years

   During the year ending December 31, 2003, the Company adopted the disclosure provisions of SFAS No. 148, however, the transition provisions were not adopted. In accordance with SFAS 123(R), in 2006 the Company changed its method of accounting for stock compensation.

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

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

Note 10.  Warrants

Warrants accompanied the shares issued during 2004 giving the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, a total of 288,500 warrants were outstanding. An additional 1,000,000 warrants were authorized during the year ended December 31, 2005. At December 31, 2006 there are 30,000 warrants outstanding.

Note 11. Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

As of December 31, 2005, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $962,958. The federal net operating loss carryforward, if not utilized, will begin to expire in 2014.

Note 12. Commitments and Contingencies

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

At December 31, 2006, the State of California Employment Development Department had begun an audit. The Employment Development Department had made a preliminary request from the Company of $6,000. The Company disagrees with this preliminary request.

California News Tech
And Subsidiary
Notes to Financial Statements
December 31, 2006

Note 13. Subsequent Events

On October 30, 2006, the Company entered into a Debenture Subscription Agreement with DNB Capital Management, Inc. (DNB) under which the Company will sell to DNB a debenture in the amount of $100,000 bearing interest at 18% per annum. The interest is payable quarterly; all principal and interest are due October 30, 2008. The debenture is convertible, at the option of the holder, after February 28, 2007 at the lower of: (i) sixty percent (60%) of the average closing price on the NASD OTCBB of the Company’s common stock for the preceding five trading days, or (ii) $0.01 per share, subject to adjustment for splits and reverse splits. The agreement permits DNB to appoint one member to the Company Board of Directors. In the event of default, DNB may appoint sufficient members to the Company’s Board of Directors to have control of the Company. The closing date for the Debenture Subscription Agreement has been extended by mutual agreement of the Company and DNB to March 2, 2007.

The Company transferred most of its assets and liabilities to its subsidiary, Media Sentiment, Inc. during October 2006.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Marian Munz and acting Chief Financial Officer, Mr. William L. White. Mr. White has acted as our CFO since March 18, 2006, following the resignation of Mr. Robert C. Jaspar on March 16, 2006. Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers are appointed by our board of directors and hold office until removed by the board. The following table sets forth the names of the Company’s executive officers, their ages, and present positions.

Name	Position	Age
Marian Munz	President Chief Executive Officer Sole Director	50
William White	Chief Financial Officer	65

Mr. Marian Munz is our Chief Executive Officer, President and sole Director. Mr. Munz has held these positions since our inception on January 22, 1999. Mr. Munz also serves as a consultant to California News Tech. Since March of 1997, Mr. Munz has also been the president of Strategic Information Technology Int’l., a California company that developed software for internet based applications and provided information technology consulting services to companies such as Sun Microsystems, Apple Computer, SBC Communications and others. Mr. Munz owns 100% of Strategic Information Technology Int’l., Inc. There is no affiliation between this company and California News Tech. Mr. Munz holds an M.S. in Information Systems from Golden Gate University in San Francisco.

Mr. William L. White was appointed to act as our Chief Financial Officer on March 18, 2006. Mr. White is a certified public accountant by the state of California. Since August, 2001, Mr. White has served as the Chief Financial Officer for Game Link, Inc., a San Francisco-based privately held internet retailer with approximately 100 employees and 2005 sales of approximately $20 million. His responsibilities included finance, accounting and human resources. Mr. White holds a bachelor’s degree in Industrial engineering and a master’s degree in Business Administration, both from Stanford University, awarded in 1964 and 1968 respectively.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our agreement with Mr. White, whom we have hired to act as our Chief Financial Officer, provides that he will serve with us on a part-time, as-needed basis as an independent contractor for the period of March 18, 2006, through June 18, 2006, subject to extension by mutual agreement of the parties. We have extended the agreement with Mr. White, whom we compensate at a rate of $300 per eight hour day worked.

Significant Employees

The Company does not have any employees. Both our President, CEO and sole Director, Marian Munz, and our CFO, William White, are independent contractors. We expect two other persons, in addition to

Mr. Munz and Mr. White, to provide a significant contribution to the business as follows:

Ms. Tai Nicolopoulos, 22, is a contract consultant and is acting as our Director of Operations. Ms. Nicolopoulos joined our company in July 2005 and has served as the Lead Analyst as well as Editor of our E-Motions newsletter. Before joining us, from June 2004 to November 2004, Ms. Nicolopoulos was a student and part-time employee at Stanford University where she researched and published the “Unofficial Guide to Stanford,” which Stanford distributes to over 15,000 members of the community. Stanford University awarded Ms. Nicolopoulos a Bachelor of Arts degree and a Masters degree in Psychology in 2005.

Mr. Eric Conway, 23, is a contract consultant and is acting as our Director of Business Development. Mr. Conway joined our company in July 2005 as part of the marketing team and has worked on the co-marketing strategic partnership programs. Before joining us in 2005, Mr. Conway was with National Able Network, a non-profit recruitment agency, where he helped organize our public relations activities. The University of Vermont awarded Mr. Conway a Bachelor of Science degree in business administration with a concentration in marketing in May 2005.

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

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Marian Munz, President, CEO and Director	0	0	0
Robert C. Jaspar Former Secretary, CFO and Director	0	0	0

David A. Hotchkiss Former Director	0	0	0
David Dunn Former Director	0	0	0
Howard F. Fine Over 10% shareholder	0	0	0
Estate of Gary Schell Over 10% shareholder	0	0	0

Code of Ethics Disclosure

As of December 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

Commencing in March 2006, we agreed to pay William White a consulting fee of $300 per eight hour day worked. Our original agreement was that Mr. White would provide part time services as an independent contractor for a period of three months to end June 18, 2006, subject to an extension by mutual agreement of the parties. By mutual consent of the parties, Mr. White has continued to act as our CFO since June 18, 2006 on these same terms.

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Marian Munz	President CEO and Director	2006 2005 2004	21,000 36,000 6,000	0 0 0	0 0 0	0 0 0	23,500 84,500 20,000	0 0 0	0 0 0
William White	Chief Financial Officer	2006 2005 2004	18,600 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	* n/a n/a
Robert C. Jaspar	Former Secretary, CFO and Director	2006 2005 2004	7,424 30,000 5,000	0 0 0	0 0 0	0 0 0	10,000 72,500 20,000	0 0 0	0 0 0
David A. Hotchkiss	Former Director	2006 2005 2004	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 29,375 34,000	n/a 0 0	n/a 0 0
David Dunn	Former Director	2006 2005 2004	n/a 0 n/a	n/a 0 n/a	n/a 0 n/a	n/a 0 n/a	n/a 16,875 n/a	n/a 0 n/a	n/a 0 n/a
Martin Barrs	Former Director	2006 2005 2004	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 0	n/a n/a 20,000	n/a n/a 0	n/a n/a 0
John T. Arkoosh	Former Director and Former VP	2006 2005 2004	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 25,000 34,000	n/a 0 0	n/a 0 0
Seymour Rubinstein	Former Director	2006 2005 2004	n/a 0 0	n/a 0 0	n/a 0 0	n/a 0 0	n/a 5,625 0	n/a 0 0	n/a 0 0

* Commencing on or about March 18, 2006, we agreed to pay William White a consulting fee of $300 per 8 hours worked

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

Summary of Options Grants

The table set forth below summarizes the stock option grants to our executive officers and directors during the year ended December 31, 2005:

Name	Position	Number of securities underlying options granted 2005	Number of securities underlying options granted 2006	Exercise or Base price ($ /Sh)	Expiration date
Marian Munz	President, CEO & Director	49,500 0 5,000 25,000 5,000	9,500 14,000	$2.00 $1.00 $1.00 $3.00 $3.00	* * ** * **
Robert C. Jaspar	Former Secretary, CFO & Director(1)	7,500 5,000 30,000 25,000 5,000	10,000	$2.00 $1.00 $2.00 $3.00 $3.00	** ** * * **
John T. Arkoosh, Sr.	Former Vice President and Director(2)	10,000 15,000		$2.00 $1.00	September 18, 2005
David A. Hotchkiss	Former Director(1)	9,375 15,000 5,000		$2.00 $1.00 $3.00	June 16, 2006
David Dunn	Former Director(1)	11,875 5,000		$2.00 $3.00	June 16, 2006
Seymour Rubinstein	Former Director(3)	5,625		$2.00	January 13, 2006

(1) Each of Mr. Dunn, Mr. Hotchkiss and Mr. Jaspar resigned from our board on March 16, 2006. All options granted to Mr. Dunn and Mr. Hotchkiss expired June 16, 2006. Mr. Jaspar remains a consultant to the Company under an agreement due to expire March 16, 2007. Mr. Jaspar’s options have not expired.

(2) Mr. Arkoosh resigned as a director on June 18, 2005. All options granted to Mr. Arkoosh expired September 18, 2005.

(3) Mr. Rubinstein resigned as director on October 13, 2005. All options granted to Mr. Rubinstein expired January 13, 2006.

* Per stock option plan, no Option shall be exercisable after the expiration of the earliest of: (a) ten years after the date the Option is granted, (b) three months after the date the Optionee's employment with the Company and its subsidiaries terminates, or a Non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is for any reason other than Disability or death, (c) one year after the date the Optionee's employment with the Company, and its subsidiaries, terminates, or a Non-Employee Director or Consultant ceases to provide services to the Company, if such termination or cessation is a result of death or Disability; provided, however, that the Option agreement for any Option may provide for shorter periods in each of the foregoing instances. In the case of an Incentive Stock Option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, or any of its parent or subsidiary corporations, the term set forth in (a) above shall not be more than five years after the date the Option is granted.

** Per Director’s Agreement, this option shall terminate on the earliest of the following dates:

a.	The expiration of 30 days from the date of Director 's termination of a Director’s services except for termination due to death or permanent and total disability;

b.	The expiration of 6 months from the date on which Director 's services is terminated due to permanent and total disability, as defined in Internal Revenue Code Section 22(e)(3); or

c.	Five years from the date hereof.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in this table is c/o California News Tech, 825 Van Ness Avenue, Suite 406, San Francisco, California 94109.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Marian Munz 825 Van Ness Ave., Suite 406-407 San Francisco, California, 94109	1,026,167	25.8% [1]
Total of all directors and executive officers		1,026,167	25.8%
Common	Howard F. Fine & Carol M. Fine, Trustees of the Fine 1988 Revocable Trust 33 Jordan Ave. San Francisco, California 94118	600,000	16.5%
Common	Estate for Gary Robert Schell 21795 - 64th Ave. Langley, BC, Canada V2Y 2N7	500,000	13.7%
Common	Robert Jaspar 825 Van Ness Ave., Suite 406-407 San Francisco, CA 94109	270,467	7.0% [2]

The percent of class is based on 3,640,440 shares of common stock issued and outstanding as of December 31, 2006.

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

1.
Includes 25,000 shares issued in the name of Amy Munz, daughter to Marian Munz. The 25,000 shares are under the direct control of Marian Munz. Included in the calculation of the percentage of beneficial ownership are 332,000 options.

2.
Mr. Jaspar resigned as CFO and director of the Company on March 16, 2006. Mr. Jaspar’s share calculations include 9,800 shares held by an immediate family member sharing the same household. Included in the calculation of the percentage of beneficial ownership are 224,000 options.

Item 12. Certain Relationships and Related Transactions

None of the Company’s directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of its outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect the Company, with the sole exception of the following: during each of September 2006 and October 2006, our CEO and sole director, Marian Munz, loaned the Company $15,000 on an interest free, demand basis, for a total of $30,000 to date. On November 28, 2006 Ms. Tunde Munz, spouse of Marian Munz, loaned the Company $15,000 on an interest free, demand basis.

On December 29, 2006 Ms. Tunde Munz, spouse of Marian Munz, loaned the Company $20,000 on an interest free, demand basis.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $8,900 and $8,900 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California News Tech

By:
      /s/ Marian Munz
    Marian Munz
    Chief Executive Officer, Director

    February 27, 2007

By:
    /s/ William White
    William White
    Chief Financial Officer

February 27, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:
    /s/ Marian Munz
    Marian Munz
    Chief Executive Officer, Director

    February 27, 2007

By:

    /s/ William White
    William White
    Chief Financial Officer

    February 27, 2007