Form 10QSB
period 2007-03-31
CALIFORNIA NEWS TECH
filed 2007-05-10
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-107300

California News Tech
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 Van Ness Avenue Suite 406-407, 4th Floor, San Francisco, California 94109
(Address of principal executive offices)

415-205-1695
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 364,044 common shares as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of March 31, 2007;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006;
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006;
F-4	Notes

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

California News Tech
Comparative Consolidated Balance Sheets
(Unaudited)

	ASSETS
		March 31, 2007	March 31, 2006
Current assets:
Cash		$11,841	$100,622
Accounts Receivable		2,510	6,125
Prepaid expenses		11,300	27,550
Total current assets		25,651	134,297

Equipment, net of depreciation		-	811

Product development, net of amortization		252,196	319,260

		$277,847	$454,368

	LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payables and accrued expenses		$75,278	$42,475
Deferred revenue		-	4,187
Notes payable		191,940	91,940
Total current liabilities		267,218	138,602

Shareholder's equity:
Common stock: $0.003 par value, 8,333,333 shares authorized and 3,244,775 shares outstanding at March 31, 2006. $0.03 par value, 100,000,000 shares authorized and 364,044 shares outstanding at March 31, 2007		10,923	9,734
Aditional paid-in capital		1,783,500	1,539,226
Accumulated deficit		<1,783,794>	<1,233,495>
Total shareholder's equity		10,629	315,765

		$277,847	$454,368

F1

California News Tech
Comparative Consolidated Statement of Operations and Accumulated Deficit
(Unaudited)

	March 31, 2007		March 31, 2006

Revenue		$6,012		$26,389

Expenses:
Selling and administrative costs		10,635		78,902
Other operating expenses		68,227		201,322
Amortization		16,800		17,020
		95,662		297,245

Net Loss	$	<89,650>	$	<270,856>

Accumulated deficit at beginning of quarter		<1,694,144>		<962,339>

Accumulated deficit at end of quarter	$	<1,783,794>	$	<1,233,195>

Basic and diluted net loss per share	$	<0.25>	$	<0.08>

Shares used in basic and diluted net loss per share calculation		364,044		3,244,775

Non-cash stock-based employee compensation included in
selling and administrative costs		$0		$6,004

F2

California News Tech
Comparative Consolidated Statement of Cash Flows
(Unaudited)

	March 31, 2007		March 31, 2006
Cash flow from operations:
Net loss	$	<89,650>	$	<270,856>
Adjustments to reconcile net loss to net cash provided by operations
Depreciation and amortization		16,800		17,020
Decrease in accounts receivable		12,877		3,695
Decrease in prepaid expenses		-		8,625
Increase in accounts payable		17,298		19,981
Increase <decrease> in deferred revenue		<1,638>		702
Increase in note payable		35,000		40,940
Total adjustments		80,337		90,963

Total cash used by operations		<9,313>		<179,893>

Cash used in investing activities:
Product development				<6,500>
Total cash used in investing activities				<6,500>

Cash provided by financing activities:
Long-term notes payable				<77,140>
Common stock				146,498
Total cash provided by financing activities				69,358

Net decrease in cash		<9,313>		<117,035>

Cash at the beginning of the quarter		21,154		217,657

Cash at the end of the quarter		$11,841		$100,622

F3

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
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

F4

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
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

F5

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
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

Basic and Diluted Net Loss per Common Share

    Basic net loss per common share is based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2007, 2006, 2005 and 2004.
F6

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
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

Note 3.  Going Concern and Liquidity

    Without raising additional capital the Company will not continue operations. Historically, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2007, the accumulated deficit was $1,800,819 and the negative working capital was $241,567. The Company has primarily funded operations through private placements and a public offering. There is no assurance that these sources of capital will available to the Company in the future.

Note 4.  Net Loss per Common Share

    The following potential common shares have been excluded from the calculation of diluted net loss per share for the years presented because the effect would have been antidilutive:

	Quarter Ended March 31,
	2007	2006
Shares issuable under stock options	81,650	816,500
Shares issuable pursuant to warrants	0	30,000

    The weighted average exercise price of stock options, was $14.20 at March 31, 2007 and $1.42 at March 31, 2006. The average exercise price of outstanding warrants was $1.00 per share for those granted during 2006, no options were granted during 2007.

F7

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
(Unaudited)

Note 5.  Equipment

Equipment consists of the following:

	March 31, 2007	March 31, 2006
Computer equipment	$10,511	$10,511
Accumulated depreciation	<10,511>	<9,700>
Net book value	$0	$811

Note 6.  Intangible Assets

    Intangible assets consist of product development and website development costs of $336,060 with related amortization of $100,889 at March 31, 2007. Total product and website development costs at March 31, 2006 were $336,060

Note 7.  Notes Payable to Related Parties

    During 2002, the Company entered into agreements with certain consultants, who are also members of the board of directors, to delay cash compensation for services rendered. These agreements continued through the 2003 year. Effective March 6, 2006, the agreements were modified and extended.

    At March 31, 2007, $76,940 of notes payable to a former officer of the Company are the subject of ongoing negotiation.

    The remaining notes of $115,000 are due to an officer and director of the Company, Marian Munz and his wife Tunde Munz. These notes are convertible, at the option of the note holder, into common and preferred shares of Media Sentiment, Inc at a price of $0.01 per share, subject to adjustment for splits and reverse splits.

 Note 8. Shareowners’ Investment

    As of March 31, 2007, the Company’s authorized share capital consists of 100,000,000 shares at $0.003 par value. The are no preference shares authorized. At the special meeting of the shareholders held December 28, 2001, a one-for-three reverse stock split of the outstanding and authorized shares was approved.
F8

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006
(Unaudited)

Note 8.  Shareowners’ Investment (Continued)

On January 9, 2007, the increase in the number of authorized shares to 100,000,000 and the one for ten reverse split of the common stock as approved by the shareholders on December 29, 2006, became effective.

Issued share capital and paid-in capital balances are:

	Common Stock
	Shares	Amount	Paid-in Capital
Balance, December 31, 2001	2,018,833	$6,057	$581,659
Issuance of common shares	437,500	1,312	142,748
Balance, December 31, 2002	2,456,333	7,369	724,407
Issuance of common shares	50,000	150	9,850
Balance, December 31, 2003	2,506,333	7,519	734,257
Issuance of common shares	285,000	855	283,307
Balance, December 31, 2004	2,791,333	8,374	1,017,564
Issuance of common shares	333,833	1,001	375,523
Balance, December 31, 2005	3,125,166	9,375	1,393,087
Issuance of common shares	515,274	1,548	390,413
Balance, December 31, 2006	3,640,440	10,923	1,783,500
Reverse 1 for 10 split	<3,276,396>	0	0
Balance March 31, 2007	364,044	$10,923	$1,783,500

Note 9.  Stock Option Plans

Directors and consultants have been granted options to purchase common shares at fair market value. The granting of options is administered by the board of directors with grant and vesting provisions, term and exercise price subject to the discretion of the board. No options were granted or exercised during the first quarter of 2007. The following table summarizes information about stock options outstanding at March 31, 2007 as adjusted for the reverse split:

Grant Date	Weighted Average Exercise Price	Options Outstanding	Options Exercisable
2002	$8.30	26,800	26,800
2003	10.00	8,000	8,000
2004	10.00	4,000	4,000
2005	29.90	24,125	24,125
2006	14.20	18,725	18,725

F9

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006

Note 9.  Stock Option Plans (Continued)

    The weighted average exercise price of the stock options was $14.20 at March 31, 2006 with vesting simultaneous with the grant date. Options expire should a director retire or a consultant’s contract terminate unless otherwise authorized by the board of directors. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004	2003
Risk-free interest rate	4.42%	4%	4%	3%
Expected dividend	--	--	--	--
Expected volatility factor	15%	30%	30%	30%
Expected option term	5 year	5 years	5 years	3 years

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

Note 10. Warrants

    Warrants accompanied the shares issued during 2004 giving the shareowner the right to purchase additional shares for $2.00 per share. A total of 285,000 warrants were granted with the sale of the shares. At December 31, 2004, a total of 288,500 warrants were outstanding. An additional 1,000,000 warrants were authorized during the year ended December 31, 2005. At March 31, 2007 there are no warrants outstanding.

F10

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006

Note 11. Income Taxes

    The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and therefore a valuation allowance has been recorded against this future income tax asset.

    As of December 31, 2006, the Company had a net operating loss carryforward for U.S. federal income tax purposes of approximately $1,700,000. The federal net operating loss carryforward, if not utilized, will begin to expire in 2014.

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

    At March 31, 2007, the State of California Employment Development Department was engaged in an audit of the Company’s personnel records. The Employment Development Department has made a determination that the Company owes $26,000 in payroll taxes. The Company disagrees with this determination and will appeal.

Note 13. Subsequent Events

    On October 30, 2006, the Company entered into a Debenture Subscription Agreement with DNB Capital Management, Inc. (DNB) under which the Company will sell to DNB a debenture in the amount of $100,000 bearing interest at 18% per annum. The interest is payable quarterly; all principal and interest are due May 30, 2008. The debenture is convertible, at the option of the holder, after May 2, 2007 at the lower of: (i) sixty percent (60%) of the average closing price on the NASD OTCBB of the Company’s common stock for the preceding five trading days, or (ii) $0.01 per share, subject to adjustment for splits and reverse splits.

F11

California News Tech
Notes to Comparative Consolidated Financial Statements
March 31, 2007 and March 31, 2006

Note 13. Subsequent Events (Continued)

    The agreement permits DNB to appoint one member to the Company Board of Directors. In the event of default, DNB may appoint sufficient members to the Company’s Board of Directors to have control of the Company. The closing date for the Debenture Subscription Agreement has been extended by mutual agreement of the Company and DNB to May 2, 2007.

    The Company transferred most of its assets and liabilities to its subsidiary, Media Sentiment, Inc. during October 2006.

F12

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

Overview

Since 2001 our business has been providing online access to news media analysis for a subscription fee. Our online news media analysis research product is called MediaSentiment™ and quantifies qualitative press coverage, or Media Sentiment®. The central premise behind MediaSentiment™ is that media reports about the American economy in general and about specific, publicly traded companies contain important information which can be quantified, graphed, and presented to our customers in a manner that helps them understand media sentiment. This benefits our customers as they interpret and track the potential impact of media sentiment on the overall financial markets and as it may affect particular companies. We do not anticipate continuing this line of business beyond the second or third quarter 2007.

On October 16, 2006 we created a subsidiary Nevada Corporation named Media Sentiment, Inc. On October 31, 2006 we moved all our assets and business to that new, wholly-owned corporation in satisfaction of a closing condition of a debenture subscription agreement we executed October 30, 2007.

Debenture Subscription Agreement

Since inception, our business has not been profitable over any annual or quarterly period. The market price for our common stock (CNEW:OB) has been at or near all time lows. Our history of unprofitable operations and low stock prices have made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

For those reasons, on October 30, 2006, we entered into a subscription agreement pursuant to which we agreed to sell a convertible debenture to DNB Capital Management or its assigns in the face amount of $100,000, due in two years, with interest at 18% per annum. We disclosed the terms of the subscription agreement and the underlying debenture on Form 8-K filed October 30, 2007. The subscription agreement was originally scheduled to close on or before December 15, 2006, subject to several conditions precedent that we were required to satisfy, including divesting the Company of all operations and assets, satisfying outstanding debt obligations, and reorganizing the Company’s capital structure by implementing a one for ten reverse stock split, increasing our authorized common stock to 100,000,000 shares, and providing our Board with the authority to change the name of the company.

On October 31, 2006, we transferred all our assets and operations to our wholly owned subsidiary, Media Sentiment, Inc., in preparation for divesting ourselves of those assets and operations. The assets we assigned to Media Sentiment, Inc. include the right to receive the proceeds of the Debenture should it close.

In addition, on November 2, 2006, we announced our intention to spinoff all shares of Media Sentiment, Inc. common stock to our shareholders as a stock dividend. We subsequently indefinitely postponed the spin-off as a result of comments by the staff of the Securities and Exchange Commission, and therefore, Media Sentiment, Inc. remains our wholly owned subsidiary.

At the Shareholder’s Meeting held December 29, 2006, our shareholders voted to approve the following:

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

The debenture subscription agreement was originally scheduled to close December 15, 2006. It did not because we were unable to satisfy the closing conditions. Subsequently, the parties extended the closing date several times, ultimately to May 2, 2007. That date also passed without the parties closing the subscription agreement, again because we were unable to satisfy the closing conditions, most notably that we satisfy our debts and spinoff our existing operations.

Although we have thus far been unable to spinoff our existing operations or satisfy our existing debts, we believe that we are very close to securing a modification of those conditions from a new, but related, potential buyer of a debenture, JWA Ventures, LLC, which would allow us to spin off Media Sentiment, Inc. immediately after we consummate a business combination transaction with a suitable merger partner and would allow us to pay our existing debts out of the proceeds of the debenture. Previously, both had been conditions precedent to issuing the debenture and it has been our inability to satisfy these conditions that has precluded us from issuing the debenture thus far.

Although we have not executed any binding agreements at this time either for a business combination transaction or for the issuance of the debenture, we anticipate doing so over the next several days. There can be no assurance that we will be successful in reaching a final agreement on either a business combination or on a debenture. However, in anticipation of closing the debenture, we have received $10,000 of the purchase price from the anticipated buyer of the debenture, JWA Ventrues, LLC, and we have fixed the record date for the spinoff as April 20, 2007. If we are unsuccessful in closing a transaction for the sale of the debenture on mutually agreeable terms, the $10,000 we have already received will be a general unsecured debt that we will have to repay on demand.

As a result of the transactions and anticipated transactions described above, we do not expect that our current operations, as run by our wholly owned subsidiary Media Sentiment, Inc., will be a material part of our business plan beyond the second quarter 2007.

Existing Business Operations

Because we anticipate implementing a spinoff of our existing assets and operations to our shareholders of record on April 20, 2007, during the second or third quarter of 2007, we do not anticipate that our existing business operations will be a material part of our business plan upon implementation of that spinoff. Therefore, the following discussion is accurate for the first quarter 2007, but will not be correct for the balance of 2007 in the event we are successful in our immediate efforts to acquire a new business and spinoff our existing operations.

Our current operations are based, in large part, upon our belief that there have been dramatic qualitative and quantitative changes in media reporting over the last decade, driven in part by the Internet. Persons interested in media reports now have a variety of options and vast stores of information to negotiate. For frequent users of media reports, such as active stock market traders, the processing and assimilation of data has become much more complex. Also, with the advent of online trading and ECNs that enable trading directly, the speed at which investors and traders may need to make decisions has increased dramatically as well. Lastly, as some of the research indicates, the advent of algorithmic trading vastly enhances the role of computers in today’s trading and investment field.

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

We market MediaSentiment Pro as a tool to help users make investment decisions faster and more accurately. We plan to sell monthly subscriptions to MediaSentiment Pro. However, users may choose to subscribe to any function individually. aHeadsUp will be available for annual subscriptions while UpperHand and BigMovers will be available for both monthly and yearly subscriptions.

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

Based on our research, we believe that the quantifying of Media Sentiment® and integrating that quantification into a traditional technical analysis is a new and innovative idea which has the potential to increase the capabilities of technical analysts who currently rely heavily on stock price and volume as indicators. Our plan is to start marketing this integration product in partnership with MetaStock at prices similar to our other products. We released our new products that are part of MediaSentiment Pro as well as the integration module with MetaStock during the first quarter of 2007.

Another component of our MediaSentiment™ system is the newsletter, E-motions. We developed the newsletter to explore case studies highlighting the relationship between big price moves in MediaSentiment™ featured stocks, news coverage, and investor sentiment.

We have also developed the first beta version of a new product that was code-named PublicMemory.com. We used that product to track the news coverage of the congressional elections in 2006 and assess the media attention that candidates received. The resulting graphs were used by Stanford University’s Political Communications Lab web site. After conducting internal marketing research, we determined that there might be a market opportunity in taking advantage of today’s fast-growing online advertising market, so we began developing a second beta version of this unique information search product. We named this second version of the product eSibyl.com.

Our intent is to develop eSibyl.com into an easy-to-use, easy-to-customize, issue-oriented search product to bring internet users the information that is critical to them in near real time. Our plan is to make the eSibyl results very easy to distribute anywhere on the web, so users can read the critical content they need wherever they are located. We are also developing eSibyl to function in multiple languages, which will enable us to expand usage globally very quickly. We plan to finalize the second beta version of eSibyl.com and to take it to the marketplace by the end of the third quarter of 2007, provided we are not successful in spinning off our current operations before that time.

We have also determined that our first MediaSentiment™ system could be improved to offer more powerful search capabilities and cover more news sources and public companies. For so long as we continue to pursue, rather than spinoff, our existing operations during the next twelve months, we plan to research future versions of MediaSentiment™ that will increase the number of news sources which will be interrogated by our search engine, seek to implement more user-friendly tools to enhance the performance of our product, and improve and further develop the trend graphs.

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

Further, and again for so long as we continue to pursue, rather than spinoff, our existing operations, we plan to continue our current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain a greater understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services and of proceeding with anticipated expansions.

For so long as we continue to pursue, rather than spinoff, our existing operations during the next twelve months, we plan to continue to market these products through strategic partnerships, direct marketing, and advertising to online traders/investors. Our initial target market is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision making processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. Our business is to provide our customers with news scanning and analysis at a very low cost.

The execution of our business plan in the next twelve months is contingent upon our ability to significantly increase our revenue from sales. If we are unable to do so, additional financing through another debt or equity financing arrangement will be required for execution of our business plan over the next twelve months. If we are unable to obtain additional financing, the implementation of our business plan will be impaired.

Results of Operations for the three months ended March 31, 2007 and 2006

We generated revenue in the amount of $6,012 during the three month period ended March 31, 2007, compared to $26,389 for the three month period ended March 31, 2006. Our revenue for the reporting period was generated primarily through subscription sales. The decline in our revenue can be attributed primarily to the loss of revenue related to mailing list rentals and bartered services.

We incurred operating expenses in the amount of $95,662 for the three months ended March 31, 2007,

compared to operating expenses of $297,245 for the three months ended March 31, 2006. The decrease in our operating expenses for the three months ended March 31, 2007, was primarily attributable to a decrease in our Selling and Administrative Costs from $78,902 during the quarter ended March 31, 2006 to $10,635 during the quarter ended March 31, 2007 and a decrease in Other Operating Expenses in the first quarter from $201,322 to $68,227 from the same period in the previous year. In addition, we have amortized our capitalized product development costs over sixty months, resulting in a depreciation and amortization expense for the period ending March 31, 2007 of $16,800, down slightly from $17,020 for the period ending March 31, 2006.

Liquidity and Capital Resources

On March 31, 2007, we had cash in the amount of $11,841. As of March 31, 2007, we had total current assets of $25,651 and total current liabilities of $267,218. As a result, our working deficit on March 31, 2007 was $241,567.

For so long as we continue to pursue, rather than spinoff, our existing operations during the next twelve months, we intend to fund operations though increased sales, and debt and/or equity financing arrangements, In the event we are not successful in obtaining a new business in the near future, than the completion of our existing business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired and the Company's ability to continue as a going concern will be in doubt.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2006, our accumulated deficit was $1,694,144. Our ability to raise capital through future issuances of common stock is unknown. Continuation of our business is dependent on our ability to obtain financing, promote our software, maintain our processing system, and continue to enhance our services.

These factors raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Recently Issued Accounting Pronouncements

None

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Marian Munz, and our Chief Financial Officer, Mr. William White. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

With the exception of matters discussed in this section, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

At March 31, 2007, the State of California Employment Development Department was engaged in an audit of the Company’s personnel records. The Employment Development Department has made a determination that the Company owes $26,000 in payroll taxes. We have not, however, received any written notification of this determination. The Company disagrees with this determination and will appeal.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

Item 5.     Other Information

None.

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

California News Tech

Date:	May 9, 2007

By: /s/ Marian Munz Marian Munz Title: Chief Executive Officer and Director