Form 10-Q
period 2007-06-30
Debut Broadcasting Corporation, Inc.
filed 2007-08-20
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-107300

Debut Broadcasting Corporation, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1209 16th Avenue South, Nashville, TN 37212
(Address of principal executive offices)

615- 866-0530
(Issuer’s telephone number)
California News Tech, 825 Van Ness Avenue Suite 406-407, 4th Floor San Francisco, California 94109
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,794,360 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006;
F-2	Consolidated Statements of Operations for the quarter and six months ended June 30, 2007 and 2006;
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS	June 30 2007 (Unaudited)	December 31 2006
Current assets
Cash and cash equivalents	$1,248,112	$86,112
Accounts receivable, net	469,145	402,067
Other current assets	109,180	-
Total current assets	1,826,437	488,179

Property and equipment, net	356,105	62,026
Goodwill	124,933	-
FCC licenses	1,037,000	-
Other intangible assets, net	247,632	-

Total assets	$3,592,107	$550,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$460,135	$167,048
Accrued expenses and taxes	84,514	50,154
Notes payable	6,756	-
Notes payable to shareholders	148,000	215,158
Lines of credit	240,375	210,375
Current portion of long-term debt	54,995	-
Total current liabilities	994,775	642,735

Long term liabilities
Long-term debt	550,903	631,768
Total long term liabilities	550,903	631,768

Total liabilities	1,545,678	1,274,503

Stockholders' equity (deficit)
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 issued and outstanding, respectively. (See Note 4)	30,383	1,000

Additional paid in capital	3,364,204	-
Accumulated deficit	(1,348,158)	(725,298)
Total stockholders' equity (deficit)	2,046,429	(724,298)

Total liabilities and stockholders' equity (deficit)	$3,592,107	$550,205

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net Revenue	$644,941	$684,995	$1,290,176	$1,093,354

Operating expenses
Advertising	4,491	-	7,777	-
Operating expense	866,709	656,675	1,502,661	1,136,796
Depreciation expense	15,103	4,580	19,813	9,161
Merger and acquisition related expenses	255,974	-	339,828	-

Total operating expenses	1,142,277	661,255	1,870,079	1,145,957

Operating income	(497,336)	23,740	(579,903)	(52,603)

Other expense (income)
Interest expense	26,159	31,141	53,074	60,304
Interest income	(10,116)	-	(10,117)	-

Total other expenses	16,043	31,141	42,957	60,304

Net (loss)	$(513,379)	$(7,401)	$(622,860)	$(112,907)

Accumulated deficit at the beginning of the period	(834,779)	(654,781)	(725,298)	(549,275)

Accumulated deficit at the end of the period	$(1,348,158)	$(662,182)	$(1,348,158)	$(662,182)

Loss per common share
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360	19,794,360	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(622,860)	$(112,907)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	19,813	9,161
Changes in operating assets and liabilities, net of effects
of acquisitions:
(Increase) decrease in accounts receivable	(17,299)	205,466
(Increase) decrease in other current assets	(97,880)	-
Increase (decrease) in accounts payable	224,989	(8,107)
Increase (decrease) in accrued expenses and taxes	52,360	(8,756)

Net cash provided by/(used in) operating activities	(440,877)	84,857

Investing activities:
Purchases of property and equipment	(136,753)	(13,026)
Acquisition of California News Tech, net of acquired cash	99,515	-
Acquisition of Shamrock Broadcasting	(300,000)	-
Acquisition of River Broadcasting	(1,037,134)	-

Net cash used in investing activities	(1,374,372)	(13,026)

Financing activities:
Net proceeds from private placement of common stock	2,976,497	-
Proceeds from bank credit facility	30,000	-
Procceds from shareholder notes	-	29,188
Repayment of long term debt	(29,248)	(13,180)

Net cash provided by financing activities	2,977,249	16,008

Net increase in cash and cash equivalents	1,162,000	87,839

Cash and cash equivalents at beginning of period	86,112	(7,910)

Cash and cash equivalents at end of period	$1,248,112	$79,929

 The accompanying notes are an integral part of these financial statements.

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, TN and conducts business from its principal executive office at 1209 16th Avenue South, Nashville, TN 37212. The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada. In addition, the Company owns and operates five radio stations in Mississippi.

The Company maintains radio syndication in Nashville and produces twenty-one radio programs, which are broadcast over approximately 1,100 radio station affiliates. These radio programs have an estimated 40 million U.S. listeners per week. In addition to its syndication services Debut Broadcasting Corporation, Inc. owns and operates a multi-media studio with audio, video and on-line content production capabilities. This facility is located on Music Row in Nashville, TN. The Company also provides marketing, consulting, and media buying (advertising) for its radio broadcast station customers in the United States.

On May 17, 2007 the Company consummated a reverse merger with California News Tech, a public company that was organized in Nevada. Media Sentiment, Inc. (“MSI”), a wholly owned subsidiary of California News Tech held all of the assets and operations of California News Tech at the date of the merger.

On June 27, 2007, MSI filed a registration statement with the SEC, registering 100% of the issued and outstanding shares of MSI for the purpose of completing a spin-off of MSI by transferring all of the common shares of MSI to shareholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off of MSI during the third quarter of 2007.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of Debut Broadcasting Corporation, Inc. (the “Company”), and its subsidiaries. The interim financial statements of Debut Broadcasting Corporation, Inc. have been prepared without audit.

These interim results include the assets, liabilities and operations of the wholly owned subsidiary MSI, which the Company expects to be spun off during the third quarter of 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Revenue and Cost Recognition

The Company recognizes it advertising and programming revenues when the Company’s radio shows air on its contracted radio station affiliates. Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

As the Company earns its revenue from the national advertising agency it also recognizes any amounts due to the individual shows, which are based on the audience level generated by the specific program. Expenses are accrued at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above. Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $4,491 and $0 are included in the financial statements for the three months ended June 30, 2007 and June 30, 2006, respectively. Total advertising costs of $7,777 and $0 are included in the financial statements for the six months ended June 30, 2007 and June 30, 2006, respectively.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

Note 4 - Loss Per Share

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the merger of the Company with California News Tech. Therefore, the calculation of Loss Per Share is equal to the number of common shares outstanding assuming the merger was completed on January 1, 2006. As of June 30, 2007, the Company had no stock options or securities convertible into any form of equity outstanding.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to ten years. Property and equipment are summarized as follows:

	June 30, 2007	Dec. 31, 2006

Land	$49,500	$0
Buildings	63,500	0
Towers and studio equipment	225,506	53,115
Furniture and fixtures	27,745	24,987
Office equipment	9,963	8,642
Computer hardware	65,831	57,268
Computer software	9,671	3,287
Accumulated depreciation	(95,611)	(85,273)
Property and equipment, net	$356,105	$62,026

Of the $356,105 in Net Property and Equipment as of 6/30/07, $292,947 was added through the acquisition of five broadcast radio stations during the quarter including equipment purchases to support the newly acquired stations. (See Note 10 - Business Combinations).

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured Promissory Note establishing a revolving line of credit with the Bank of America for $75,000. The Note requires monthly interest payments and the interest rate is based on the prime rate set by the Bank, 9.75% at June 30, 2007. The interest rate is adjusted based on changes in the Bank’s prime rate. The Note, which matured in April, 2005, was renewed twice, most recently on May 7, 2007 and matures on May 3, 2008. The balance of the Line of Credit at June 30, 2007 and 2006 was $75,000 and $75,000, respectively.

The Company signed a Promissory Note on August 15, 2006 for $200,000 with Regions Bank to refinance existing debt. The Note matures on November 30, 2007 and requires monthly interest payments accruing at an initial rate of 7.58%. The rate is subject to monthly change based on an independent index plus 2.25%. The Note is secured by a personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the agreement. The principal balance as of June 30, 2007 was $165,375. See Note 7.

Note 7 - Notes Payable to Shareholders

Debut Broadcasting Shareholder Notes

Shareholder loans to the Company were made under various notes dated May 15, 2003 through May 17, 2006. Additional shareholder loans were made under various notes dated December 10, 2004 through May 17, 2006. The interest rate was at Prime. Principal and interest were payable upon shareholder demand. The total balance of these loans at June 30, 2007 and 2006 was $0 and $162,158, respectively.

On June 6, 2005, the Company entered into an unsecured loan agreement with Rush Capital, LLC for $50,000. Rush Capital is an entity owned and controlled by an officer and stockholder in the Company. The note, plus interest accrued at prime, was payable upon demand. The total balance of these loans at June 30, 2007 and 2006 was $0 and $50,000.

On June 5, 2006 the Company entered into a loan agreement with Rush Capital, LLC for $3,000. The note, plus interest accrued at prime, is payable upon demand. The total balance of these loans at June 30, 2007 and 2006 was $0 and $3,000.

Effective with the Merger of the Company on May 17, 2007, the Rush Capital and other shareholder notes were converted into 430,316 shares of Common Stock in Debut Broadcasting Corporation, Inc. (See Note 11 - Business Combinations). Therefore, the balance of these loans at June 30, 2007 and 2006 was $0 and $215,158, respectively.

Total interest expense associated with the shareholder loans was $2,243 and $6,680 for the quarter and six months ended June 30, 2007, respectively. Accrued interest due to stockholders was $35,172 as of June 30, 2007. Total interest expense associated with the shareholder loans was $4,392 and $8,196 for the quarter and six months ended June 30, 2006, respectively. Accrued interest due to stockholders was $19,204 as of June 30, 2006.

MSI Shareholder Notes

As of May 17, 2007, the Company assumed $130,000 of notes payable to a former officer of California News Tech and his wife. During the period from May 17, 2007 and June 30, 2007, $18,000 of accrued salaries were converted into additional notes payable. The total outstanding at June 30, 2007 was $148,000.

Note 8 - Loans Payable

On August 15, 2006 the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58%. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles. The loan matures August 30, 2011 and is payable in monthly instalments of $6,058, including variable interest at 2.250% points per annum over the Index, which is the London Interbank Offered Rate (“LIBOR”) for the applicable Index Period.

Total interest expense on the Regions Bank loan was $ 5,168 and $ 10,447 for the quarter and six months ended June 30, 2007, respectively. The balance of the note at June 30, 2007 was $203,412 of which $54,995 is the current portion.

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at 12%. The note was amended in April, 2003 requiring interest only payments indefinitely. The balance of the note at June 30, 2007 was $347,491.

Note 9 - Shareholders’ Equity

In connection with the merger dated May 17, 2007 (See Note 10 - Business Combinations), all shares of common stock outstanding prior to the merger date were exchanged for 10,000,000 shares of the Company common stock.

In addition, in connection with the merger, the Company completed a private placement of $3,000,000 consisting of 6,000,000 shares of the Company’s common stock at $0.50 per share. The transaction was recorded net of financing costs of $23,503.

Finally in connection with the merger, Company converted notes payable to shareholders in the amount of $215,158 into 430,316 shares of the Company’s common stock at $0.50 per share.

The pre-merger shareholders of the Company maintained 364,044 shares of the Company’s common stock.

On May 21, 2007, $100,000 of convertible debentures issued on May 15, 2007 were converted into 3,000,000 shares of the Company’s common stock.

Note 10 - Business Combinations

California News Tech

On May 17, 2007, the Company entered into an Agreement and Plan of Merger with California News Tech. The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of California News Tech by Debut Broadcasting Corporation, Inc. As a result, the assets and liabilities of California News Tech and its wholly owned subsidiary are recorded at their estimated fair value at the date of the merger.

As part of the merger, each share of Debut Broadcasting, Inc., a Tennessee Corporation (formerly the Marketing Group), common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our common stock. As a result, the shareholders of Debut Broadcasting received 10,000,000 newly issued shares of our common stock.

The purchase price was determined utilizing the fair market value of the closing price for the outstanding shares of California News Tech on the day prior to the announcement of the transaction.

The purchase price of $101,932 was allocated as follows:

Description	Amount

Fair value of tangible assets acquired (includes cash of $99,515)	$113,325
Goodwill	59,934
Other intangible assets, net	226,771
Liabilities assumed	(298,098)
Purchase Price	$101,932

Also as part of the merger, we issued 6,430,316 shares of our common stock to investors as a result of closing a private offering exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction.

We reported the details of the Agreement and Plan of Merger and the related transactions on a Form 8-K filed May 22, 2007.

Shamrock Broadcasting, Inc.

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, MS, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000 in cash. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in three equal instalments made in each of three months following completion of the transaction.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$10,134
Land	14,500
Buildings and structures	13,500
Equipment	30,000
FCC Licenses	237,000
Non-Compete Agreement	5,000
Liabilities assumed	(10,134)
Total	$300,000

River Broadcasting Company

On June 19, 2007, we acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, MS, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for cash of $ 1,037,134.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC Licenses	800,000
Non-Compete Agreement	25,000
Goodwill	65,000
Total	$1,037,134

We reported our acquisition of these five radio stations on Form 8-K filed June 22, 2007.

Note 11 - Income Taxes

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

Overview

We were originally incorporated in Nevada on January 22, 1999, as NewsSurfer.com Corporation. In January 2001 we changed our name to California News Tech and in November 2001 shifted our business plan to focus on providing online access to news media analysis for a subscription fee. On October 31, 2006 we moved all our assets and business to our new wholly-owned subsidiary, Media Sentiment, Inc. (“MSI”).

On May 17, 2007 we issued a control block of our common stock to the former shareholders of Debut Broadcasting, Inc. (“Debut Broadcasting”), a privately held Tennessee corporation. Through a series of related transactions, we acquired Debut Broadcasting, Inc., which became our wholly-owned subsidiary, and subsequently changed our name to Debut Broadcasting Corporation, Inc. (“Debut”).

On June 27, 2007, MSI filed a registration statement with the SEC, registering 100% of the issued and outstanding shares of MSI for the purpose of completing a spinoff of MSI by transferring all of the common shares of MSI to our shareholders of record as of April 20, 2007.

We anticipate completing the spinoff of MSI during the third quarter of 2007.

Existing Business Operations of Debut

All of our current material business operations are conducted through our wholly-owned subsidiary, Debut Broadcasting.

Existing Radio Syndication Business

Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 20 distinct programs and services currently offered to radio stations in the U.S. and Canada. A customer base of nearly 1,400 radio stations generates an audience nearly 40 million listeners each week in the US. Current programming focuses on country, Christian, and urban formats. Planned expansion includes adult contemporary and rock formats.

Revenue is generated from advertising and sponsorship sold in the syndicated radio programs, as well as revenue-sharing agreements with radio station affiliates. Key advertising relationships include Wal-Mart, Pfizer, GEICO Insurance, Johnson & Johnson, General Mills, Netflix, and others.

During the past decade, rapid consolidation of the radio industry resulted from government de-regulation of ownership limits. Companies that owned the maximum of 24 radio stations prior to 1996 are now free to own far more licenses. The larger companies own an average of 225 stations each and the largest, Clear Channel Communications, owns over 1,000 (although it is in the process of divesting from some smaller markets).

The process of consolidation has dramatically reduced staffing levels. Most radio stations now rely on automation systems and syndicated programming to fill airtime. The average number of employees dedicated to each on-air radio signal in 1996 was eight (8); today, that number is below three (3). We have exploited this need, providing radio stations with daily features and hourly weekend programming.

We intend to continue our rapid expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

1. Country
2. Rock
3. Urban
4. Adult Contemporary

Relying on our Management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service; higher-quality; much greater flexibility; more localized programming for radio station affiliates; and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).

In addition, our planned expansion of program and service offerings includes:

1. 24-Hour Weather & On-Call Severe Weather Coverage
2. Format-Specific News and Sports Reporters
3. Production Music & Station Imaging

By increasing the rate of the expansion of our programming and services even further, we hope to acquire a higher number of radio station affiliates and earn increased ratings, which should translate into increased revenues.

Diversification

We have recently expanded our business plan to include the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the United States. Radio stations acquired by us will serve as flagships for the new 24-hour programming and other programs and services provided by us. We further anticipate that these acquisitions will also increase margins and cash flow for the radio stations and existing syndication operations as we leverage unique synergies resulting from our existing lines of business. In furtherance of this strategy, during June 2007 we acquired and now own and operate five broadcast radio stations in the area of Greenville, Mississippi, identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz, WNIX AM 1330 kHz in Greenville, Mississippi, and WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi. We will continue to review the potential of additional acquisitions of radio stations in proximity to this area, although there is no assurance that we will be able to consummate such acquisitions.

We believe that ownership of radio stations has the potential to increase our margins and cash flow. Management believes we are uniquely capable of more cost-efficient operation of radio stations than other owners because of our ability to generate the programming out of our existing syndication operation in Nashville, overlay national advertising revenues, and then localize the content in each market.

Further, this strategy blends elements of the new and old economies to diversify risk in three key ways:

1.  HD Radio & Webcasting

The FCC approved digital radio (known as HD Radio) in March 2007. Similar to digital television, HD Radio allows broadcasters to transmit two channels digitally through the equivalent of one analog channel.

We anticipate that the years 2008 - 2010 will see rapid proliferation of HD Radio. Many radio stations in the top 50 markets have already converted to the new broadcast format,

and major retailers, including Radio Shack, Best Buy, and Wal-Mart, carry the receivers, which already compete favorably with hardware prices for satellite radio and should continue to drop.

HD Radio will provide a wide range of new free listening options to consumers without the monthly subscription charged by satellite radio. All existing FM license-holders have the right to convert to HD Radio without further approval from the FCC.

Further, the growth potential offered by the new technologies of HD Radio and webcasting into the future provide additional diversification opportunities. The radio industry has created an educational website that explains the current and future potential of HD Radio at www.HDRadio.com.

2.  Diversification of Revenue Streams and the Future Potential of New Technologies

While revenues from syndication and radio station operations are both primarily derived from advertising, budgets and clients are quite separate. By diversifying revenues to include both national syndication revenues and local-market revenues, we are less vulnerable to any potential changes in future market conditions.

3.  Diversification of assets

Ownership of radio stations also adds hard assets to our balance sheet (such as licenses, real estate, towers, etc.) in addition to the extensive intellectual assets we have in our content and brands.

Strategy for Investing In Radio Stations

Our management and members of our Board have extensive experience in the radio industry, ranging from programming, sales, and management to acquisitions and financing. That experience has been key to our success in syndication, and is the genesis of our unique and proprietary radio station acquisition strategy.

Radio has always provided a short turnaround cycle and near-term horizon for ROI for investors who focus on strong operational fundamentals. As the largest radio companies in the US consolidate into the top 100 markets, prices in medium and small markets have reached levels where Management feels that stations are greatly undervalued and attractive for investment when certain other conditions exist.

The largest radio companies (Clear Channel, Cumulus, Citadel, CBS, etc.) are increasingly focused on larger markets because they have determined that they find the greatest cost-efficiency there. We perceive that there is a virtual absence of and need for a company with an effective strategy for medium and small markets - a successful and repeatable business model for radio stations that relies primarily on local, direct advertising revenues.

We intend to create shareholder value by investing in medium- and small-market radio stations that we perceive are not taking advantage of modern operational strategies designed to maximize revenue and minimize cost. It is our view that many such stations are underperforming financially because of poor sales strategies and inefficient costs of operation.

By investing only in radio stations that are under-performing, we anticipate that we can capture the gap between low purchase prices (typically 2 times net revenue or 4 times broadcast cash flow) and the public market for healthy stations (estimated at between 12-15 times broadcast cash flow). A recent article in the trade publication Inside Radio reported on a Kagan study that showed the largest transactions in 2006 averaging as high as 17 times broadcast cash flow. The worst state, Louisiana, averaged 8.2 times broadcast cash flow. Management believes the benchmark 12-15 times multiple is holding up against market trends. Management has strong confidence in its recommendation to selectively acquire radio stations because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

In broad terms, our investment criteria include:

1.	Consolidation. The opportunity to consolidate multiple Properties in a single market is a key investment criteria because it offers immediate cost savings.

2.
Dominance. The opportunity to own a substantial majority of the Properties competing for advertising in a single market (the maximum number allowed by FCC ownership limits or close to it) is a key investment criteria for competitive reasons. Markets where Clear Channel, Citadel, Cumulus, CBS, or other major national competitors are present will be avoided.

3.
Good Infrastructure. Radio stations that are broken, abused, or neglected can be turned around quickly with good management. Others that we determine are in particularly poor physical condition will require too much time and resources to turn around and therefore will not meet our acquisition criteria.

4.
Demographics and the Local Economy. High-priority acquisition markets will have positive growth trends for population, retail sales, and other lifestyle and economic factors because the extent of the turnaround can be more accurately projected on these bases.

Sales and Programming Strategies

Management’s experience is that Radio station turn-arounds are achieved most quickly with a combination of revenue growth and cost-cutting. We believe that we have the potential to accomplish both in some new, unique ways based on synergies with our existing lines of business.

Our sales plan for our radio station acquisitions is to expand revenue from a single source to three distinct revenue streams:

1.
Local Advertising. This is typically the existing revenue stream for any acquisition. By utilizing tighter structure, ongoing training, and new technology (i.e. presentation and sales tracking software), we hope to make account executives more effective. There can be no assurance that we will be successful in achieving similar increases with Properties we acquire.

2.
Event & Promotion Revenues. It has been our management’s experience that overall revenues have the potential to increase as much as 20 percent with the addition of event and promotion revenues. This also has the effect of generating new revenues from non-traditional advertisers, such as employers, professional services companies, and smaller advertisers who are typically priced out of standard radio advertising. There is no assurance that we will be successful in generating new event and promotion revenues.

3.
National Advertising. Because we have an existing national advertising sales plan, we anticipate that any acquired radio stations will immediately be able to access this new revenue stream, increasing overall sales by 10-15 percent within 30 days. There can be no assurance that we will be successful.

The programming plan for the radio station acquisitions will be centered around our expansion into 24-hour syndicated music programming. Our existing syndication operation in Nashville will provide the music, imaging, and most of the air talent. We anticipate that the result will be a better-sounding radio station at a reduced expense. Localized staffing at the radio station level will concentrate on localization of the content (i.e. weather, news and information, promotions, remotes and community events).

Taking advantage of the latest technology, we anticipate that approximately 90 percent of each radio station acquired can be programmed from a central studio location in Nashville. As a result, the local staff in each market can concentrate on serving the local audience by localizing the content, marketing the radio stations, and generating revenue through ad sales and promotional events. This represents a more efficient use of resources and is more cost-efficient than current practice.

The Overall Impact of Our Acquisitions

We anticipate that the impact on margins and cash flow will become even greater as more acquisitions are made. Fixed costs of programming on a per station basis continue to fall as the expense is distributed over a larger number of radio stations, and new revenue streams - particularly “non-traditional” forms of revenue - increase as the scale of our business increases. Also, as we acquire additional radio stations, the impact on the existing syndication operation also increases because of added revenue potential from the Owned and Operated (“O&O”) radio stations.

Members of Management and the Board have extensive networks of contacts within the radio industry that we believe will generate a consistent and reliable flow of potential deals for evaluation, as well as extensive experience in radio station operation, acquisition, and financing.

The Greenville, MS Acquisitions

In June, 2007, we completed the initial two radio station acquisitions consisting of five (5) radio stations in and around Greenville, MS, which we are assembling into a station cluster (the “Greenville Cluster”).

The Market:	Greenville, MS
DMA:	Greenville-Greenwood, MS
Rank:	184

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, MS, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000 in cash. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in three equal instalments made in each of three months following completion of the transaction.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$10,134
Land	14,500
Buildings and structures	13,500
Equipment	30,000
FCC Licenses	237,000
Non-Compete Agreement	5,000
Liabilities assumed	(10,134)
Total	$300,000

On June 19, 2007, we acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, MS, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for cash of $ 1,037,134.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC Licenses	800,000
Non-Compete Agreement	25,000
Goodwill	65,000
Total	$1,037,134

Negotiations are ongoing with a third potential seller for two additional stations within the market, but there is no assurance that any additional acquisitions will be consummated in the Greenville, MS area.

Greenville, MS falls into the Greenville-Greenwood, MS DMA, which is rated by Arbitron. Although there is no rating book specifically prepared for Greenville, MS, we will have the option to make Greenville a rated market at any time by simply entering into a subscription agreement with Arbitron. Management currently sees no need to do so immediately because it is expected that several formats will change upon acquisition.

We selected these Properties for investment for a number of reasons. First, they are in close proximity to each other and they operate in the same market. Second, each of the stations, each of the two station groups, and the stations collectively have underperformed fiscally in recent years in terms of revenue generation and operating income.

The third factor in our investment decision was the community of Greenville, MS, and the surrounding area. An estimated 130,000 listeners live within the range of the stations of the Greenville Cluster. A smaller market would not be able to support the advertising necessary to make this a profitable cluster, and a significantly larger market would likely already have Station Clusters owned by competing groups, as opposed to fragmented station ownership by individuals, making our entrance into the market significantly more difficult.

The final factor in our decision to invest in the Greenville Cluster is the fact that we are able to assemble enough Properties to create a Station Cluster. By creating a Station Cluster, we expect to be able to consolidate the operations of the stations and eliminate redundancies, thus cutting our per-station operational costs. A Station Cluster also allows us program multiple, advertiser-friendly formats to reach a cross-section of key demographic and lifestyle groups within the community. By simultaneously selling all the stations as a single offering to advertisers, we anticipate that market share and overall revenues will increase.

We intend to achieve cost reductions through the elimination of redundant management and administrative positions, consolidation of facilities, and the use of technology to reduce programming and technical expenses.

The Company expects to take an aggressive stance on HD Radio; with plans to install HD transmitters in mid-to-late 2008 as long as current sales trends for HD receivers continue. At that time, we will have at least three (3) additional terrestrial signals for delivery of content to consumers.

While we have successfully acquired five (5) stations in our plan for creating the Greenville Cluster, and management anticipates ability to consummate additional acquisitions in the Greenville, MS area, there can be no assurance that any additional acquisitions will be completed or that the resulting Station Cluster will be profitable.

Financing

We will require additional capital to execute on our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next twelve months through additional equity offerings.

We have made our initial radio station acquisitions without taking on any additional debt financing. However, debt financing may be advisable and attractive as we contemplate future additional acquisitions.

Although we are and will be unable to predict the precise terms of any financing until the time that such financing is actually obtained, it is likely that any such financing will fit within the following parameters:

•  None of the indebtedness to which the Properties would be subject will be recourse to the shareholders, although some or all of the indebtedness may be recourse to us. However, each obligation will be secured by a first lien and/or second lien security interest in the financed Property. It is probable that all of our Properties will be subject to substantial security interests.

•  We expect any indebtedness will be first repaid with the operating revenues of the Properties. Operating revenues will first be applied to the payment of interest, principal amortization (if any), and principal on primary indebtedness. Next, operating revenues will be applied to interest on and principal of any subordinate financing.

•  Each of these financing arrangements may be subject to acceleration in the event of default, including non-payment, insolvency, or the sale of a Property. Upon an acceleration, if we are unable to effect an immediate refinancing, we may lose one or more of our Properties by foreclosure.

While financing may initially be available only on a radio station by radio station basis, we may eventually seek to refinance all of our Properties in one non-recourse loan which will, in all likelihood, be secured by all of our Properties.

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Governmental Regulation of Radio Broadcasting

The following is a brief summary of certain provisions of the Communications Act, the Telecom Act, and related FCC rules and policies (collectively, the "Communications Laws"). This description does not purport to be comprehensive, and reference should be made to the

Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a "short-term" (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station's license renewal application, revoke a station's license, or deny applications in which an applicant seeks to acquire additional broadcast properties.

License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public.

Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power and antenna orientation. To determine the effective service area of an AM station, the station's power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.

Class C FM stations operate with the equivalent of 100 kilowatts of effective radiated power ("ERP") at an antenna height of up to 1,968 feet above average terrain. They are the most powerful FM stations, providing service to a large area, typically covering one or more counties within a state. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located.

Business of MSI

As we have already filed an SB-2 to register 100% of the issued and outstanding common stock of MSI, and as it is our intent to spin off our wholly-owned subsidiary, MSI, to our shareholders of record as of April 20, 2007, as soon as practicable, we are providing the following for informational purposes only. We do not expect MSI to remain our wholly-owned subsidiary or to be a material part of our business plan beyond 2007.

Our business model for MSI relies on our capability to give customers near real-time measurement and trend analysis of the media sentiment regarding the public companies they may wish to track. Customers are interested in media sentiment because they believe that media sentiment either reflects public sentiment, drives public sentiment, or both, and that public sentiment affects the general economy and particular companies. We create our research product, MediaSentiment™, by using our computer systems to search the Internet for publicly available media reports about publicly traded companies. We use proprietary Internet search engine technology that is focused on searching strictly news and publicly traded corporate websites. Our computer systems analyze the news reports published on the Internet using our proprietary software to measure the sentiment. Our MediaSentiment™ trend system measures sentiment by searching each media report for certain key words and phrases that we have previously identified both as significant to determining sentiment and as indicative of either positive or negative sentiment. By quantifying the number of words or phrases in a media report that indicate positive or negative sentiment, we then classify each report as positive, negative or neutral. Next we total the number of each of the positive, negative and neutral reports and then calculate the percentage each category represents of the overall media coverage for the requested period of time. The results are then displayed graphically for the benefit of our customers on our password protected website. Our computers have been collecting and analyzing media reports since June of 2002, which allows us to present both historical and current information so that our customers can also observe any trends. Our system further allows our customers to access the source media reports and abstracts of the source reports, also prepared by our software, should they wish to review any of the media reports that underlie our graphs.

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

Our plan for MSI is to market MediaSentiment Pro as a tool to help users make investment decisions faster and more accurately. We plan to sell monthly subscriptions to MediaSentiment Pro. However, users may choose to subscribe to any function individually. aHeadsUp will be available for annual subscriptions while UpperHand and BigMovers will be available for both monthly and yearly subscriptions.

Through MSI, we have also developed a product MediaSentiment for MetaStock that integrates Media Sentiment indicators into a traditional technical analysis platform through a partnership with MetaStock, a Reuter’s product. This new product enables users to see historical charts of the correlations of media sentiment indicators with stock price, trading volume, and other technical analysis indicators. It also enables users to receive aHeadsUp and UpperHand signals on the charts in near real-time.

Based on our research, we believe that the quantifying of Media Sentiment® and integrating that quantification into a traditional technical analysis is a new and innovative idea which has the potential to increase the capabilities of technical analysts who currently rely heavily on stock price and volume as indicators. Our plan for MSI is to start marketing this integration product in partnership with MetaStock at prices similar to our other products. We believe that MSI can release new products that are part of MediaSentiment Pro as well as the integration module with MetaStock during 2007.

Another component of MSI’s MediaSentiment™ system is the newsletter, E-motions. We developed the newsletter to explore case studies highlighting the relationship between big price moves in MediaSentiment™ featured stocks, news coverage, and investor sentiment.

Through MSI, we have also developed the first beta version of a new product that was code-named PublicMemory.com. We used that product to track the news coverage of the congressional elections in 2006 and assess the media attention that candidates received. The resulting graphs were used by Stanford University’s Political Communications Lab web site. After conducting internal marketing research, we determined that there might be a market opportunity in taking advantage today’s fast-growing online advertising market, so we began developing a second beta version of this unique information search product. We named this second version of the product eSibyl.com.

Our intent is for MSI to develop eSibyl.com into an easy-to-use, easy-to-customize, issue-oriented search product to bring internet users the information that is critical to them in near real time. Our plan is to make the eSibyl results very easy to distribute anywhere on the web, so users can read the critical content they need wherever they are located. We are also developing eSibyl to function in multiple languages, which will enable us to expand usage globally very quickly. We plan to finalize the second beta version of eSibyl.com and to take it to the marketplace by the end of the fourth quarter of 2007.

We have also determined that the first MediaSentiment™ system could be improved to offer more powerful search capabilities and cover more news sources and public companies. During the next twelve months, we anticipate that MSI will research future versions of MediaSentiment™ that will increase the number of news sources which will be interrogated by our search engine, seek to implement more user-friendly tools to enhance the performance of the product, and improve and further develop the trend graphs.

MSI may need to increase staffing to handle the additional demands associated with the expansion of our customer base. MSI may hire additional employees and/or contractors to assist with sales, customer service, technical support, website management and development, and administration. If we hire additional employees and/or contractors for MSI, we will then need to lease additional office space for MSI to accommodate the associated growth.

Further, we anticipate a continuation of MSI’s current efforts in market research and development. As part of this process, we will continuously survey the online investor community to gain a greater understanding of investors’ likes and dislikes. Based upon this feedback, we will consider the merits of offering additional products and services.

While we have committed to and anticipate spinning off MSI as soon as is practicable, our existing business plan for MSI entails continuing to market these products through strategic partnerships, direct marketing, and advertising to online traders/investors. Our initial target market for MSI’s products is the financial users’ community and, more specifically, online investors. We believe that the online investor relies on the Internet as a primary news provider for research and investment decision making processes and that these investors are unable to independently analyze the sheer volume of information available through the Internet. MSI’s business is to provide our customers with news scanning and analysis at a very low cost.

The execution of our business plan for MSI in the next twelve months is contingent upon post spin-off Management’s ability to significantly increase MSI’s revenue from sales. If they are unable to do so, obtaining additional financing through another debt or equity financing arrangement will be imperative to the execution of the business plan over the next twelve months. If post spin-off Management is unable to obtain additional financing, the implementation of the business plan will be impaired.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Spinoff of the Company’s Pre-existing Subsidiary

Prior to the Merger and subsequent to our assignment of all of our then assets and operations in October 2006, our operations were conducted through a wholly-owned subsidiary, MSI. Our pre-existing subsidiary will be spun off as soon as practicable.

Thereafter, our shareholders of record as of April 20, 2007, will be the sole shareholders of MSI and we will have no interest in or right to shares of MSI or its business operations or revenue following the spinoff. This spinoff will be consummated following the registration of the MSI shares held by us, for which purpose a registration statement was filed with the SEC on June 19, 2007.

Results of Operations

For the three months ended June 30, 2007 and 2006

On a consolidated basis, we generated $644,941 in net revenue for the quarter ended June 30, 2007, a decrease of $40,054 or 5.8%, compared to $684,995 for the quarter ended June 30, 2006. The 2006 net revenue included approximately $138,000 from a non-recurring project for one customer. Excluding this, the net revenue increased approximately $98,000. Approximately $71,000 of this increase relates to increases in core syndication net revenues, approximately $21,000 relates to the Mississippi radio station acquisitions, and approximately $6,000 in net revenues relates to the MSI business.

Since the merger with California News Tech occurred during the three months ended June 30, 2007, we did not report corresponding revenue for MSI during 2006.

On a consolidated basis, advertising expense was $4,491 for the quarter ended June 30, 2007. There were no advertising expenses incurred during the quarter ended June 30, 2006. The Company did not begin advertising for syndication services until the third quarter of 2006 creating the variance between the three months ended June 30, 2007 and 2006.

On a consolidated basis, operating expense was $866,709 for the quarter ended June 30, 2007, an increase of $210,034 or 32%, compared to $656,675 for the quarter ended June 30, 2006. Of the total increase in operating expenses, $21,000 relates to the Mississippi radio acquisitions and $94,000 relates to the MSI operations that we intend to spin out before the end of the year. Neither of these had operations recorded in 2006. Additional reasons for our increase in operating expenses relate to a $40,000 bad debt expense related to two specific write offs that were recorded during the three months ended June 30, 2007. Of the remaining increase $20,000 relates to additional costs associated with the company’s public trading status, and $35,000 relates to additions in personnel to manage the radio and syndication businesses.

On a consolidated basis, depreciation and amortization expense was $15,103 for the quarter ended June 30, 2007, an increase of $10,523 or 230%, compared to $4,580 for the quarter ended June 30, 2006. The primary reason for the increase relates to the MSI amortization of $8,400 recorded during the quarter. The remaining increase relates primarily to the new assets acquired as part of the Shamrock and River acquisitions.

During the quarter ended June 30, 2007, the Company recorded $255,974 in non-recurring merger and acquisition related expenses.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending June 30, 2007 and June 30, 2006 was $513,379 and $7,401, respectively. Of the total net loss, our Debut Broadcasting operations had net losses of $417,207 and $7,401 for the three month period ended June 30, 2007 and June 30, 2006, respectively. Our MSI operations had net loss of $96,172 for the three month period ended June 30, 2007 and did not report any profits or losses for 2006.

For the six months ended June 30, 2007 and 2006

On a consolidated basis, we generated $1,290,176 in revenue for the six months ended June 30, 2007, an increase of $196,822 or 18%, compared to $1,093,354 for the six months ended June 30, 2006. The 2006 net revenue included approximately $157,000 from a non-recurring project for one customer. Excluding this, the net revenue increased approximately $353,000. Approximately $326,000 of this increase relates to increases in core syndication net revenues, approximately $21,000 relates to the Mississippi radio station acquisitions, and approximately $6,000 in net revenues relate to the MSI business.

Since the merger with California News Tech occurred during the six months ended June 30, 2007, we did not report corresponding revenue for MSI during 2006.

On a consolidated basis, advertising expense was $7,777 for the six months ended June 30, 2007. There were no advertising expenses incurred during the six months ended June 30, 2006. The Company did not begin advertising for syndication services until the third quarter of 2006 creating the variance between the six months ended June 30, 2007 and 2006.

On a consolidated basis, operating expense was $1,502,661 for the six months ended June 30, 2007, an increase of $365,865 or 32%, compared to $1,136,796 for the six months ended June 30, 2006. Of the total increase in operating expenses, $21,000 relates to the Mississippi radio acquisitions and $94,000 relates to the MSI operations that we intend to spin out before the end of the year. Neither of these had operations recorded in 2006. Additional reasons for our increase in operating expenses relate to net increases of $129,000 in producer sharing arrangements and agency commissions related to corresponding increases in net revenues, a $40,000 bad debt expense related to two specific write offs that were recorded during the six months ended June 30, 2007. Of the remaining increase $20,000 relates to additional costs associated with the company’s public trading status, and $62,000 relates to additions in personnel to manage the radio and syndication businesses.

On a consolidated basis, depreciation and amortization expense was $19,813 for the six months ended June 30, 2007, an increase of $10,652 or 116%, compared to $9,161 for the six months ended June 30, 2006. The primary reason for the increase relates to the MSI amortization of $8,400 recorded during the quarter. The remaining increase relates primarily to the new assets acquired as part of the Shamrock and River acquisitions.

During the six months ended June 30, 2007, the Company recorded $339,828 in non-recurring merger and acquisition related expenses.

As a result of the foregoing revenue and expenses, our overall net loss for the six month period ending June 30, 2007 and June 30, 2006 was $622,860 and $112,907, respectively. Of the total net loss, our Debut Broadcasting operations had net losses of $526,688 and $112,907 for the six month period ended June 30, 2007 and June 30, 2006, respectively, including $339,828 in one time non recurring merger and acquisition related costs. Our MSI operations had net loss of $96,172 for the six month period ended June 30, 2007 and did not report any profits or losses for 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had Current Assets in the amount of $1,826,437 and Current Liabilities in the amount of $994,775. This resulted in working capital in the amount of $831,662.

As of June 30, 2007, we had current Assets through Debut Broadcasting in the amount of $1,751,636, consisting of $1,187,121 in Cash and Cash Equivalents, $466,635 in Accounts Receivable, $97,880 in Other Current Assets. As of June 30, 2007, we had Current Liabilities through Debut Broadcasting in the amount of $747,429, consisting of $360,789 in Accounts Payable, $84,514 in Accrued Expenses and Taxes, $6,756 in notes payable, $240,375 in Lines of Credit and $54,995 in Current Portion of Long Term Debt. This combination of assets and liabilities resulted in working capital in the amount of $1,004,207 for our Debut Broadcasting operations.

As of June 30, 2007, we had Current Assets through MSI in the amount of $74,801, consisting of $60,991 in Cash and Cash Equivalents, $2,510 in Accounts Receivable, and $11,300 in Prepaid Expenses. As of June 30, 2007, we had Current Liabilities through MSI in the amount of $247,346 of which $99,346 related to Accounts Payable and Accrued Liabilities, and $148,000 was for Notes Payable to Related Parties. This resulted in working capital deficit for our MSI operations in the amount of $172,545.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next twelve months through equity offerings or by incurring debt.

Recent Events

On April 19, 2007, our auditors, Jewell & Langsdale, the former auditors of California News Tech, advised that it was requesting withdrawal from registration with the Public Company Accounting Oversight Board and therefore could not remain as our independent registered public accounting firm.

As a result, on June 19, 2007 we replaced Jewell & Langsdale with Ronald N. Silberstein, CPA, PLLC. We have engaged Ronald N. Silberstein, CPA, PLLC as our principal accountants effective June 19, 2007. The decision to change accountants was approved by our board of directors. We did not consult with Ronald N. Silberstein, CPA, PLLC on any matters prior to retaining such firm as our principal accountants. On July 2, 2007, Mr. Silberstein merged his practice with Maddox Ungar, PLLC, to form Maddox Unger Silberstein, PLLC, which firm is our present auditor. We reported the merger on a Form 8-K filed July 6, 2007.

On May 15, 2007, we issued a Debenture in the face amount of $100,000 to JWA Ventures, LLC,

the essential terms of which had been previously disclosed in our filing on Form 8-K on October 30, 2006. The proceeds of this Debenture were used to pay down the debts of the wholly owned subsidiary Media Sentiment, Inc. On May 21, 2007, we converted the debenture into 3,000,000 shares of our common stock.

On May 17, 2007, we closed the Agreement and Plan of Merger by among us, our wholly-owned acquisition subsidiary, DB Acquisition, Inc. and Debut Broadcasting in which:

•  Each share of Debut Broadcasting common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our common stock. As a result, the shareholders of Debut Broadcasting received 10,000,000 newly issued shares of our common stock.

•  We issued 6,430,316 shares of our common stock to investors as a result of closing a private offering exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction.

•  Our board of directors was reconstituted to consist of Robert Marquitz, Steven Ludwig, Frank Wood, and Stephen Rush, who prior to the Merger were the directors of Debut Broadcasting. Our sole pre-Merger director, Marian Munz, resigned. The resignation of Mr. Munz and the appointment of our new directors was effective June 1, 2007, ten days following our mailing a notice to our shareholders on form 14F-1.

•  Our pre-Merger officers, Marian Munz and William White, resigned and were replaced by the officers of Debut Broadcasting.

We reported the details of the Agreement and Plan of Merger and the related transactions on a Form 8-K filed May 22, 2007.

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, MS, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000 in cash. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in three equal instalments made in each of three months following completion of the transaction.

On June 19, 2007, we acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, MS, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for cash of $ 1,037,134.

We reported our acquisition of these five radio stations on Form 8-K filed June 22, 2007.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

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

Revenue and Cost Recognition

The Company recognizes it advertising and programming revenues when the Company’s radio shows air on its contracted radio station affiliates. Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

As the Company earns its revenue from the national advertising agency it also recognizes any amounts due to the individual shows, which are based on the audience level generated by the specific program. Expenses are accrued at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above. Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $4,131 and $0 are included in the financial statements for the quarter ended June 30, 2007 and June 30, 2006, respectively.

Recently Issued Accounting Pronouncements

FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steve Ludwig, and our Chief Financial Officer, Ms. Shannon Farrington. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As part of the transactions consummated in connection with our acquisition of Debut Broadcasting, on May 17, 2007, we issued 6,430,316 shares of our common stock to investors as a result of closing a private offering exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction. We previously reported the details of this private placement on a Form 8-K filed May 22, 2007.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

Debut Broadcasting Corporation, Inc.

Date:	August 17, 2007

By: /s/Steven Ludwig Steven Ludwig
Title: Chief Executive Officer and Director