Form 10QSB/A
period 2007-06-30
Debut Broadcasting Corporation, Inc.
filed 2007-11-14
CIK 1254371

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

EXPLANATORY NOTE

Debut Broadcasting Corporation, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Original Filing”), to amend and restate the Company’s consolidated financial statements (the “Restatement”) for the three and six months ended June 30, 2007. The Company is amending and restating its consolidated financial statements to reflect that the Company did not control the operations of Media Sentiment, Inc., a wholly-owned subsidiary of the Company, effective as of May 17, 2007, the date of the reverse merger discussed in the Original Filing and the Amendment. In addition, the Company determined that it should have recognized an accounting methodology change in the quarter ended June 30, 2007 and establish an accrual for uncollected producer sharing costs to more accurately match the national advertising agency revenue to its corresponding producer sharing expenses. The Company concluded that the cumulative effect on prior periods was considered immaterial; however, believed that is should have been recorded for the quarter ended June 30, 2007.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment amends and restates Items 1, 2 and 3 of Part I as a result of, and to reflect, the Restatement and related matters. For a description of the Restatement, see Note 3 “Restatement of Financial Statements” to the accompanying interim consolidated financial statements contained in this Amendment. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Filing have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the amended information related to the Restatement, the information in this Amendment is as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Forward-looking statements in this Amendment have also not been updated from the Original Filing. Other events occurring after June 30, 2007 or other disclosures necessary to reflect subsequent events will be addressed in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, which will be filed after the date of this Amendment, and any reports filed with the SEC subsequent to the date of this filing.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006;
F-2	Consolidated Statements of Operations for the quarter and six months ended June 30, 2007 and 2006;
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006;

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30 2007 (Unaudited)	December 31 2006
Current assets
Cash and cash equivalents	$1,187,121	$86,112
Accounts receivable, net	466,635	402,067
Other current assets	97,880	-
Total current assets	1,751,636	488,179

Property and equipment, net	356,105	62,026
Goodwill	64,999	-
FCC licenses	1,037,000	-
Other intangible assets, net	29,261	-

Total assets	$3,239,001	$550,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$360,789	$167,048
Accrued expenses and taxes	269,582	50,154
Notes payable	6,756	-
Notes payable to shareholders	-	215,158
Lines of credit	240,375	210,375
Current portion of long-term debt	54,995	-
Total current liabilities	932,497	642,735

Long term liabilities
Long-term debt	550,903	631,768
Total long term liabilities	550,903	631,768

Total liabilities	1,483,400	1,274,503

Stockholders' equity (deficit)
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 issued and outstanding, respectively. (See Note 4)	30,383	1,000
Additional paid in capital	3,162,272	-
Accumulated deficit	(1,437,054)	(725,298)
Total stockholders' equity (deficit)	1,755,601	(724,298)

Total liabilities and stockholders' equity (deficit)	$3,239,001	$550,205

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net Revenue	$638,873	$684,995	$1,284,108	$1,093,354

Operating expenses
Advertising	4,491	-	7,777	-
Operating expense	957,937	656,675	1,593,889	1,136,796
Depreciation expense	6,703	4,580	11,413	9,161
Merger and acquisition related expenses	255,974	-	339,828	-

Total operating expenses	1,225,105	661,255	1,952,907	1,145,957

Operating income	(586,232)	23,740	(668,799)	(52,603)

Other expense (income)
Interest expense	26,159	31,141	53,074	60,304
Interest income	(10,116)	-	(10,117)	-

Total other expenses	16,043	31,141	42,957	60,304

Net (loss)	$(602,275)	$(7,401)	$(711,756)	$(112,907)

Loss per common share
Basic and diluted	$(0.03)	$-	$(0.04)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360	19,794,360	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Operating activities:
Net loss	$(711,756)	$(112,907)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,413	9,161
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(17,299)	205,466
(Increase) decrease in other current assets	(97,880)	-
Increase (decrease) in accounts payable	193,741	(8,107)
Increase (decrease) in accrued expenses and taxes	219,428	(8,756)

Net cash provided by/(used in) operating activities	(402,353)	84,857

Investing activities:
Purchases of property and equipment	(136,753)	(13,026)
Acquisition of Shamrock Broadcasting	(300,000)	-
Acquisition of River Broadcasting	(1,037,134)	-

Net cash used in investing activities	(1,473,887)	(13,026)

Financing activities:
Net proceeds from private placement of common stock	2,976,497	-
Proceeds from bank credit facility	30,000	-
Procceds from shareholder notes	-	29,188
Repayment of long term debt	(29,248)	(13,180)

Net cash provided by financing activities	2,977,249	16,008

Net increase in cash and cash equivalents	1,101,009	87,839

Cash and cash equivalents at beginning of period	86,112	(7,910)

Cash and cash equivalents at end of period	$1,187,121	$79,929

The accompanying notes are an integral part of these financial statements.

 DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$53,074	$60,304

Income taxes	$-	$-

Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion of debenture payable	$100,000	$-

Issuance of common stock in connection with conversion of shareholder notes payable	$215,158	$-

Purchase of assets of Shamrock Broadcasting and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$310,134	$-
Cash paid	(300,000)	-
Liabilities assumed	$(10,134)	$-

Purchase of assets of River Broadcasting and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$972,134	$-
Goodwill	65,000	-
Cash paid	(1,037,134)	-
Liabilities assumed	$-	$-

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

On May 17, 2007 the Company consummated a reverse merger with California News Tech, a public company that was organized in Nevada. Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (See Note 11 - Business Combinations). Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, MSI and the Company agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

On June 27, 2007, MSI filed a registration statement with the SEC, registering 100% of the issued and outstanding shares of MSI for the purpose of completing a spin-off of MSI by transferring all of the common shares of MSI to shareholders of record of California News Tech as of April 20, 2007. The Company anticipates completing the spin-off of MSI during the fourth quarter of 2007.

On June 7, 2007, the Company acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in each of three months following completion of the transaction.

On June 19, 2007, the Company acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, Mississippi, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $1,037,134.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of Debut Broadcasting Corporation, Inc. (the “Company”), and its subsidiaries. The interim financial statements of Debut Broadcasting Corporation, Inc. have been prepared without audit.

These interim results exclude the assets, liabilities and operations of MSI, a wholly-owned subsidiary, that the Company does not control and expects to spin off during the fourth quarter of 2007 (See Note 10 - Business Combinations).

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Note 3 — Restatement of Financial Statements

As part of the Company’s financial review during the quarter ending September 30, 2007, the Company determined that it had incorrectly included the assets, liabilities and operations of MSI in its consolidated financial statements. The Company determined that, pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, it did not control MSI as of such date and, therefore, its consolidated financial statements should exclude MSI’s assets, liabilities and operations. The Company concluded that the inclusion of MSI’s assets, liabilities and operations in its consolidated financial statements for the three months and six months ended June 30, 2007 was a material error, necessitating the restatement of the Company’s financial statements for the quarter ended June 30, 2007. In addition, the Company determined that it should have recognized an accounting methodology change in the quarter ended June 30, 2007 and established an accrual for uncollected producer sharing costs to more accurately match the national advertising agency revenue to its corresponding producer sharing expenses. The Company concluded that the cumulative effect on prior periods was considered immaterial; however, believed that is should have been recorded for the quarter ended June 30, 2007.

The following tables summarize the effect of the restatement adjustments on the financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007:

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30 2007 (as reported)	Adjustments	June 30 2007 (as restated)
Current assets
Cash and cash equivalents	$1,248,112	$(60,991)	$1,187,121
Accounts receivable, net	469,145	(2,510)	466,635
Other current assets	109,180	(11,300)	97,880
Total current assets	1,826,437	(74,801)	1,751,636
Property and equipment, net	356,105	-	356,105
Goodwill	124,933	(59,934)	64,999
FCC licenses	1,037,000	- -	1,037,000
Other intangible assets, net	247,632	(218,371)	29,261
Total assets	$3,592,107	$(353,106)	$3,239,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$460,135	$(99,346)	$360,789
Accrued expenses and taxes	84,514	185,068	269,582
Notes payable	6,756	-	6,756
Notes payable to shareholders	148,000	(148,000)	-
Lines of credit	240,375	-	240,375
Current portion of long-term debt	54,995	-	54,995
Total current liabilities	994,775	(62,278)	932,497
Long term liabilities
Long-term debt	550,903	-	550,903
Total long term liabilities	550,903	-	550,903
Total liabilities	1,545,678	(62,278)	1,483,400

Stockholders' equity (deficit)
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 shares issued and outstanding, respectively.	30,383	-	30,383
Additional paid in capital	3,364,204	(201,932	3,162,272
Accumulated deficit	(1,348,158)	(88,896)	(1,437,054)
Total stockholders' equity (deficit)	2,046,429	(290,828)	1,755,601
Total liabilities and stockholders' equity (deficit)	$3,592,107	$(353,106)	$3,239,001

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2007 (as reported)	Adjustments	Three months ended June 30, 2007 (as restated)
Net Revenue	$644,941	$(6,068)	$638,873
Operating expenses
Advertising	4,491	-	4,491
Operating expense	866,709	91,228	957,937
Depreciation expense	15,103	(8,400)	6,703
Merger and acquisition related expenses	255,974	-	255,974
Total operating expenses	1,142,277	82,828	1,225,105
Operating income	(497,336)	(88,896)	(586,232)

Other expense (income)
Interest expense	26,159	-	26,159
Interest income	(10,116)	-	(10,116)
Total other expenses	16,043	-	16,043

Net (loss)	$(513,379)	$(88,896)	$(602,275)

Loss per common share
Basic and diluted	$(0.03)	$0.00	$(0.03)
Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360	19,794,360

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30, 2007 (as reported)	Adjustments	Six months ended June 30, 2007 (as restated)
Net Revenue	$1,290,176	$(6,068)	$1,284,108
Operating expenses
Advertising	7,777	-	7,777
Operating expense	1,502,661	91,228	1,593,889
Depreciation expense	19,813	(8,400)	11,413
Merger and acquisition related expenses	339,828	-	339,828
Total operating expenses	1,870,079	82,828	1,952,907
Operating income	(579,903)	(88,896)	(668,799)

Other expense (income)
Interest expense	53,074	-	53,074
Interest income	(10,117)	-	(10,117)
Total other expenses	42,957	-	42,957

Net (loss)	$(622,860)	$(88,896)	$(711,756)

Loss per common share
Basic and diluted	$(0.03)	$(0.00)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360	19,794,360

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007 (as reported)	Adjustment	For the Six Months Ended June 30, 2007 (as restated)
Operating activities:
Net loss	$(622,860)	$(88,896)	$(711,756)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	19,813	(8,400)	11,413
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(17,299)	-	(17,299)
(Increase) decrease in other current assets	(97,880)	-	(97,880)
Increase (decrease) in accounts payable	224,989	(31,248)	193,741
Increase (decrease) in accrued expenses and taxes	52,360	167,068	219,428

Net cash provided by/(used in) operating activities	(440,877)	38,524	(402,353)

Investing activities:
Purchases of property and equipment	(136,753)	-	(136,753)
Acquisition of California News Tech, net of acquired cash	99,515	(99,515)	-
Acquisition of Shamrock Broadcasting	(300,000)	-	(300,000)
Acquisition of River Broadcasting	(1,037,134)	-	(1,037,134)

Net cash used in investing activities	(1,374,372)	(99,515)	(1,473,887)

Financing activities:
Net proceeds from private placement of common stock	2,976,497	-	2,976,497
Proceeds from bank credit facility	30,000	-	30,000
Proceeds from shareholder notes	-		-
Repayment of long term debt	(29,248)	-	(29,248)

Net cash provided by financing activities	2,977,249	-	2,977,249

Net increase in cash and cash equivalents	1,162,000	(60,991)	1,101,009

Cash and cash equivalents at beginning of period	86,112		86,112

Cash and cash equivalents at end of period	$1,248,112	$(60,991)	$1,187,121

Note 4 - Initial Adoption of FIN 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

Note 5 - Loss Per Share

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

Note 6 - Property and equipment

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

Of the $356,105 in Net Property and Equipment as of 6/30/07, $292,947 was added through the acquisition of five broadcast radio stations during the quarter including equipment purchases to support the newly acquired stations. (See Note 11 - Business Combinations).

Note 7 - Lines of Credit

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

Note 8 - Notes Payable to Shareholders

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

Note 9 - Loans Payable

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

Total interest expense on the Regions Bank loan was $ 5,168 and $ 10,447 for the quarter and six months ended June 30, 2007, respectively. The balance of the note at June 30, 2007 was $258,407 of which $54,995 is the current portion.

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at 12%. The note was amended in April, 2003 requiring interest only payments indefinitely. The balance of the note at June 30, 2007 was $347,491.

Note 10 - Shareholders’ Equity

In connection with the merger dated May 17, 2007 (See Note 11 - Business Combinations), all shares of common stock outstanding prior to the merger date were exchanged for 10,000,000 shares of the Company’s common stock.

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

Note 11 - Business Combinations

California News Tech

On May 17, 2007, the Company entered into an Agreement and Plan of Merger with California News Tech. The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of California News Tech by the Company. MSI held all of the assets and operations of California News Tech at the date of the merger.

As part of the reverse merger, each share common stock of Debut Broadcasting, Inc., a Tennessee Corporation formerly known as the Marketing Group (“Debut Broadcasting”), issued and outstanding immediately prior to the closing of the merger was converted into the right to receive one share of common stock. As a result, the shareholders of Debut Broadcasting received 10,000,000 newly issued shares of common stock.

Also as part of the reverse merger, the Company issued 6,430,316 shares of Company common stock to investors as a result of closing a private offering that was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction.

On June 27, 2007, MSI filed a registration statement with the Securities and Exchange Commission with the respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to shareholders of record of California News Tech as of April 20, 2007. The Company anticipates completing the spin-off of MSI during the fourth quarter of 2007.

As part of the reverse merger, the Company also entered into a Post-Merger Operating Agreement in which the Company and MSI agreed to operate their respective businesses separately and the Company, specifically agreed that it would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated. In addition, MSI agreed that it would not interfere in any manner with the operations of the Company, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of the Company or create any liabilities for which the Company would be obligated.

Moreover, as part of this Post-Merger Operating Agreement, the Company agreed that if for any reason California News Tech is unable to register the MSI shares, that the Company would sell its MSI shares to the Company’s former president and director, Marian Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from the Company effective as of the date of the reverse merger.

In addition, at the time of the reverse merger, the Company was released from certain liabilities to its former president and director, Mr. Munz, and his spouse; however, these liabilities continued as the sole responsibility of MSI in the form of two separate convertible promissory notes. These notes remain outstanding but, if converted under their terms into shares of MSI common stock, would represent over an 80% interest and full voting control over MSI.

As a result, the Company considers MSI a non-controlled subsidiary and has not included any operating results, cash flow analysis or assets and liabilities of MSI in its consolidated financial statements.

The Company reported the details of the Agreement and Plan of Merger and the related transactions on a Form 8-K filed May 22, 2007.

Shamrock Broadcasting, Inc.

On June 7, 2007, the Company acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000.. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in each of three months following completion of the transaction.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$10,134
Land	14,500
Buildings and structures	13,500
Equipment	30,000
FCC Licenses	237,000
Non-Compete Agreement	5,000
Liabilities assumed	(10,134)
Total	$300,000

River Broadcasting Company

On June 19, 2007, the Company acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, Mississippi, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $1,037,134.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC Licenses	800,000
Non-Compete Agreement	25,000
Goodwill	65,000
Total	$1,037,134

The Company reported its acquisition of these five radio stations on Form 8-K filed June 22, 2007.

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

Overview

We were originally incorporated in Nevada on January 22, 1999 as NewsSurfer.com Corporation. In January 2001, we changed our name to California News Tech and in November 2001 shifted our business plan to focus on providing online access to news media analysis for a subscription fee. On October 31, 2006, we moved all our assets and business to a new wholly-owned subsidiary, Media Sentiment, Inc. (“MSI”).

On May 17, 2007, we issued a control block of our common stock to the former shareholders of Debut Broadcasting, Inc. (“Debut Broadcasting”), a privately held Tennessee corporation. Through a series of related transactions (the “Reverse Merger”), we acquired Debut Broadcasting, which became our wholly-owned subsidiary, and subsequently changed our name to Debut Broadcasting Corporation, Inc..

As part of the reverse merger, we also entered into a Post-Merger Operating Agreement in which we agreed to operate our respective businesses separately and we, specifically agreed that we would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated. In addition, MSI agreed that it would not interfere in any manner with our operations, have any rights to use, acquire or otherwise operate any of our assets or intellectual property of California News Tech or create any liabilities for which we would be obligated.

Moreover, as part of this Post-Merger Operating Agreement, we agreed that if for any reason California News Tech is unable to register the MSI shares, that the Company would sell our shares to the Company’s former president and director, Marian Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from us effective as of the date of the reverse merger.

In addition, at the time of the reverse merger, the Company was released from certain liabilities to its former president and director, Mr. Munz, and his spouse; however, these liabilities continued as the sole responsibility of MSI in the form of two separate convertible promissory notes. These notes remain outstanding but, if converted under their terms into shares of MSI common stock, would represent over an 80% interest and full voting control over MSI.

As a result, we consider MSI a non-controlled subsidiary and have not included any operating results, cash flow analysis or assets and liabilities of MSI in our consolidated financial statements.

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to shareholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off of MSI during the fourth quarter of 2007.

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

Spin-off of the Company’s Pre-existing Subsidiary

Prior to the Reverse Merger and subsequent to our assignment of all of our then assets and operations in October 2006, our operations were conducted through a wholly-owned subsidiary, MSI. Our pre-existing subsidiary will be spun off as soon as practicable.

Upon the spin-off of MSI, our shareholders of record as of April 20, 2007 will be the sole shareholders of MSI and we will have no interest in or right to shares of MSI common stock or its business operations or revenue following the spin-off. This spin-off will be consummated as soon as practicable after the effectiveness of the registration statement MSI filed with the SEC on June 19, 2007 to register the shares of MSI common stock that we hold.

Results of Operations

For the three months ended June 30, 2007 and 2006

On a consolidated basis, we generated $638,873 in net revenue for the quarter ended June 30, 2007, a decrease of $46,122 or 6.7%, compared to $684,995 for the quarter ended June 30, 2006. The 2006 net revenue included approximately $138,000 from a non-recurring project for one customer. Excluding this, the net revenue increased approximately $92,000. Approximately $71,000 of this increase relates to increases in core syndication net revenues, and approximately $21,000 relates to the Mississippi radio station acquisitions .

On a consolidated basis, advertising expense was $4,491 for the quarter ended June 30, 2007. There were no advertising expenses incurred during the quarter ended June 30, 2006. The Company did not begin advertising for syndication services until the third quarter of 2006 creating the variance between the three months ended June 30, 2007 and 2006.

On a consolidated basis, operating expense was $ 957,937 for the quarter ended June 30, 2007, an increase of $301,262 or 45.8%, compared to $656,675 for the quarter ended June 30, 2006. Of the total increase in operating expenses, $21,000 relates to the Mississippi radio acquisitions, which did not have operations recorded in 2006. During the quarter ended June 30, 2007, the Company recognized a change in accounting methodology whereby it established an accrual for uncollected producer sharing costs to more accurately match the national advertising agency revenue to its corresponding producer sharing expenses. The one-time adjustment booked during the second quarter was $185,068. Of the remaining increase, $40,000 pertains to bad debt expense related to two specific write offs, $20,000 relates to additional costs associated with the company’s public trading status, and $35,000 relates to additions in personnel to manage the radio and syndication businesses.

On a consolidated basis, depreciation and amortization expense was $6,703 for the quarter ended June 30, 2007, an increase of $2,123 or 46.3%, compared to $4,580 for the quarter ended June 30, 2006. The increase relates primarily to the new assets acquired as part of the Shamrock and River acquisitions.

During the quarter ended June 30, 2007, the Company recorded $255,974 in non-recurring merger and acquisition related expenses.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending June 30, 2007 and June 30, 2006 was $602,275 and $7,401, respectively.

For the six months ended June 30, 2007 and 2006

On a consolidated basis, we generated $1,284,108 in revenue for the six months ended June 30, 2007, an increase of $190,754 or 17.4%, compared to $1,093,354 for the six months ended June 30, 2006. The 2006 net revenue included approximately $157,000 from a non-recurring project for one customer. Excluding this, the net revenue increased approximately $347,000. Approximately $326,000 of this increase relates to increases in core syndication net revenues, and approximately $21,000 relates to the Mississippi radio station acquisitions.

On a consolidated basis, advertising expense was $7,777 for the six months ended June 30, 2007. There were no advertising expenses incurred during the six months ended June 30, 2006. The Company did not begin advertising for syndication services until the third quarter of 2006 creating the variance between the six months ended June 30, 2007 and 2006.

On a consolidated basis, operating expense was $1,593,889 for the six months ended June 30, 2007, an increase of $457,093 or 40.2%, compared to $1,136,796 for the six months ended June 30, 2006. Of the total increase in operating expenses, $21,000 relates to the Mississippi radio acquisitions, which did not have operations recorded in 2006. Additional reasons for our increase in operating expenses relate to increases of $129,000 in producer sharing arrangements and agency commissions related to corresponding increases in net revenues and a $40,000 bad debt expense related to two specific write offs that were recorded during the six months ended June 30, 2007. As noted previously, during the quarter ended June 30, 2007, the Company recognized a change in accounting methodology whereby it established an accrual for uncollected producer sharing costs to more accurately match the national advertising agency revenue to its corresponding producer sharing expenses. The one-time adjustment booked during the second quarter was $185,068. Of the remaining increase, $20,000 relates to additional costs associated with the company’s public trading status, and $62,000 relates to additions in personnel to manage the radio and syndication businesses.

On a consolidated basis, depreciation and amortization expense was $11,413 for the six months ended June 30, 2007, an increase of $2,252 or 24.6%, compared to $9,161 for the six months ended June 30, 2006. The increase relates primarily to the new assets acquired as part of the Shamrock and River acquisitions.

During the six months ended June 30, 2007, the Company recorded $339,828 in non-recurring merger and acquisition related expenses.

As a result of the foregoing revenue and expenses, our overall net loss for the six month period ending June 30, 2007 and June 30, 2006 was $711,756 and $112,907, respectively. The total net loss includes $339,828 in one time non recurring merger and acquisition related costs as well as $185,068 for a one-time adjustment establishing a producer sharing accrual.

Liquidity and Capital Resources

As of June 30, 2007, we had current Assets in the amount of $1,751,636, consisting of $1,187,121 in Cash and Cash Equivalents, $466,635 in Accounts Receivable, $97,880 in Other Current Assets. As of June 30, 2007, we had Current Liabilities in the amount of $932,497, consisting of $360,789 in Accounts Payable, $269,582in Accrued Expenses and Taxes, $6,756 in notes payable, $240,375 in Lines of Credit and $54,995 in Current Portion of Long Term Debt. This combination of assets and liabilities resulted in working capital in the amount of $819,139 for our operations.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next twelve months through equity offerings or by incurring debt.

Recent Events

On April 19, 2007, our auditor, Jewell & Langsdale, the former auditor of California News Tech, advised that it was requesting withdrawal from registration with the Public Company Accounting Oversight Board and therefore could not remain as our independent registered public accounting firm.

As a result, on June 19, 2007 we replaced Jewell & Langsdale with Ronald N. Silberstein, CPA, PLLC. We have engaged Ronald N. Silberstein, CPA, PLLC as our principal accountant effective June 19, 2007. The decision to change accountants was approved by our board of directors. We did not consult with Ronald N. Silberstein, CPA, PLLC on any matters prior to retaining such firm as our principal accountant. On July 2, 2007, Mr. Silberstein merged his practice with Maddox Ungar, PLLC, to form Maddox Unger Silberstein, PLLC, which is our present auditor. We reported the merger on a Form 8-K filed July 6, 2007.

On May 15, 2007, we issued a Debenture in the face amount of $100,000 to JWA Ventures, LLC, the essential terms of which had been previously disclosed in our filing on Form 8-K on October 30, 2006. The proceeds of this Debenture were used to pay down the debts of the wholly owned subsidiary Media Sentiment, Inc.. On May 21, 2007, we converted the debenture into 3,000,000 shares of our common stock.

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

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, MS, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $300,000. In a separate agreement the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 note payable in three equal instalments made in each of three months following completion of the transaction.

On June 19, 2007, we acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, MS, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, MS, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $1,037,134.

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

As the Company earns its revenue from the national advertising agency it also recognizes any amounts due to the individual shows, which are based on the audience level generated by the specific programs. Expenses are accrued at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above. Consulting fee income is recognized as time is incurred under the terms of the contract.

During the quarter ended June 30, 2007 the Company recognized a change in accounting methodology whereby it established an accrual for uncollected producer sharing costs to more accurately match the national advertising agency revenue to its corresponding producer sharing expenses. The one-time adjustment booked during the second quarter was $185,068.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $4,491 and $0 are included in the financial statements for the quarter ended June 30, 2007 and June 30, 2006, respectively.

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

Limitations on the Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Debut Broadcasting Corporation, Inc.

Date:	November 14, 2007

By: /s/ Steven Ludwig Steven Ludwig Title: Chief Executive Officer and Director