Form 10QSB
period 2007-09-30
Debut Broadcasting Corporation, Inc.
filed 2007-11-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-50762

Debut Broadcasting Corporation, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1209 16th Avenue South, Nashville, TN 37212
(Address of principal executive offices)

615- 866-0530
(Issuer’s telephone number)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,794,360 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006;
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007 (Unaudited)	December 31 2006
Current assets
Cash and cash equivalents	$505,740	$86,112
Accounts receivable, net	573,408	402,067
Other current assets	46,437	-
Total current assets	1,125,585	488,179

Property and equipment, net	529,097	62,026
Goodwill	79,280	-
FCC licenses	1,037,000	-
Other intangible assets, net	21,425	-

Total assets	$2,792,387	$550,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$269,833	$167,048
Accrued expenses and taxes	360,396	50,154
Notes payable to shareholders	-	215,158
Lines of credit	240,375	210,375
Current portion of long-term debt	85,006	-
Total current liabilities	955,610	642,735

Long term liabilities
Long-term debt	605,290	631,768
Total long term liabilities	605,290	631,768

Total liabilities	1,560,900	1,274,503

Stockholders' equity (deficit)
Common stock - $.003 par value, 100,000,000 shares authorized; 19,794,360 and 19,794,360 shares issued and outstanding, respectively.	30,383	1,000
Additional paid in capital	3,162,272	-
Accumulated deficit	(1,961,168)	(725,298)
Total stockholders' equity (deficit)	1,231,487	(724,298)

Total liabilities and stockholders' equity	$2,792,387	$550,205

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Revenue	$834,270	$867,015	$2,118,377	$1,960,369

Operating expenses
Advertising	6,580	6,367	14,358	6,368
Operating expense	1,252,742	795,198	2,846,629	1,931,993
Depreciation and amortization expense	26,611	4,580	38,023	13,741
Merger and acquisition related expense	57,634	-	397,462	-

Total operating expenses	1,343,567	806,145	3,296,472	1,952,102

Operating (loss) income	(509,297)	60,870	(1,178,095)	8,267

Other expense (income)
Interest expense	23,058	38,515	76,110	98,818
Interest income	(8,239)	-	(18,334)	-

Total other expenses	14,819	38,515	57,776	98,818

Net (loss) income	$(524,116)	$22,355	$(1,235,871)	$(90,551)

Loss per common share
Basic and diluted	$(0.03)	$-	$(0.06)	$-

Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360	19,794,360	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Operating activities:
Net loss	$(1,235,871)	$(90,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,023	13,741
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(124,072)	244,038
Decrease in other current assets	(46,437)	(3,476)
Increase in accounts payable	102,784	9,584
Increase (decrease) in accrued expenses and taxes	295,962	(8,163)

Net cash (used in) provided by operating activities	(969,611)	165,173

Investing activities:
Purchases of property and equipment	(328,518)	(19,400)
Acquisition of Shamrock Broadcasting	(300,000)	-
Acquisition of River Broadcasting	(1,037,134)	-

Net cash used in investing activities	(1,665,652)	(19,400)

Financing activities:
Net proceeds from private placement of common stock	2,976,497	-
Proceeds from bank credit facility	30,000	-
Proceeds from notes payable	84,054
Procceds from shareholder notes	-	29,188
Repayment of long term debt	(35,660)	(11,464)

Net cash provided by financing activities	3,054,891	17,724

Net increase in cash and cash equivalents	419,628	163,497

Cash and cash equivalents at beginning of period	86,112	(7,910)

Cash and cash equivalents at end of period	$505,740	$155,587

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$53,074	$60,304

Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion of debenture payable	$100,000	$-

Issuance of common stock in connection with conversion of shareholder notes payable	$215,158	$-

Purchase of assets of Shamrock Broadcasting and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$310,134	$-
Cash paid	(300,000)	-
Liabilities assumed	$(10,134)	$-

Purchase of assets of River Broadcasting and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$957,854	$-
Goodwill	79,280	-
Cash paid	(1,037,134)	-
Liabilities assumed	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1209 16th Avenue South, Nashville, Tennessee 37212. The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada. In addition, the Company owns and operates five radio stations in Mississippi.

The Company maintains radio syndication in Nashville and produces and distributes 14 radio programs, which are broadcast over approximately 1,400 radio station affiliates. These radio programs have an estimated 40 million U.S. listeners per week. In addition to its syndication services the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities. This facility is located on Music Row in Nashville, Tennessee. The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

On May 17, 2007, the Company consummated a reverse merger with California News Tech, a public company that was organized in Nevada. Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (see Note 10 - Business Combinations). Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, MSI and the Company agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

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

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company have been prepared without audit.

These interim results exclude the assets, liabilities and operations of MSI, a wholly-owned subsidiary that the Company does not control and expects to spin off during the fourth quarter of 2007 (See Note 10 - Business Combinations).

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Revenue and Cost Recognition

The Company recognizes its advertising and programming revenues when the Company’s radio shows air on its contracted radio station affiliates. Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $6,581 and $6,368 are included in the financial statements for the three months ended September 30, 2007 and September 30, 2006, respectively. Total advertising costs of $14,358 and $6,368 are included in the financial statements for the nine months ending September 30, 2007 and September 30, 2006, respectively.

Note 3 - Initial Adoption of FIN 48

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

Note 4 - Loss Per Share

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the reverse merger of the Company with California News Tech. Therefore, the calculation of loss per share is equal to the number of shares of common stock outstanding assuming the reverse merger was completed on January 1, 2006. As of September 30, 2007, the Company had no stock options or securities convertible into any form of equity outstanding.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to ten years. Property and equipment are summarized as follows:

	September 30, 2007	December 31, 2006
Land	$49,500	$-
Buildings and leasehold improvements	71,810	-
Towers and studio equipment	287,623	53,115
Furniture and fixtures	35,213	24,987
Office equipment	13,088	8,642
Computer hardware	66,935	57,268
Computer software	22,084	3,287
Automotive	97,565	-
Accumulated depreciation	(114,721)	(85,273)
Property and equipment, net	$529,097	$62,026

Of the $529,097 in net property and equipment as of September 30, 2007, $461,226 was added through the acquisition of five broadcast radio stations during the second quarter and equipment purchased during the second and third quarters to support the newly acquired stations. (See Note 10 - Business Combinations).

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000. The note requires monthly interest payments and the interest rate is based on the prime rate set by the bank, 9.25% at September 30, 2007. The interest rate is adjusted monthly based on the changes in the bank’s prime rate. The note, which matured in April, 2005, was renewed twice, most recently on May 7, 2007, and matures on May 3, 2008. The balance of the line of credit at both September 30, 2007 and 2006 was $75,000.

The Company signed a promissory note and established a revolving line of credit on August 15, 2006 for $200,000 with Regions Bank to refinance existing debt. The note matures on November 30, 2007 and requires monthly interest payments accruing at an initial rate of 7.58%. The rate is subject to monthly change based on an independent index plus 2.25%. The note is secured by a personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance as of September 30, 2007 was $165,375.

Note 7 - Notes Payable to Shareholders

Shareholder loans to the Company were made under various promissory notes dated May 15, 2003 through May 17, 2006. The interest rate for these loans was the prime rate. Principal and interest were payable upon shareholder demand. The total balance of these loans at September 30, 2007 and 2006 was $0 and $182,158, respectively.

On June 6, 2005, the Company entered into an unsecured loan agreement with Rush Capital, LLC for $50,000. Rush Capital is an entity owned and controlled by an officer and shareholder of the Company. The promissory note, plus interest accrued at prime, was payable upon demand. The total balance of these loans at September 30, 2007 and 2006 was $0 and $50,000.

On June 5, 2006 the Company entered into a loan agreement with Rush Capital, LLC for $3,000. The promissory note, plus interest accrued at prime, is payable upon demand. The total balance of this loan at September 30, 2007 and 2006 was $0 and $3,000.

Effective with the reverse merger of the Company on May 17, 2007, the Rush Capital and other shareholder notes were converted into 430,316 shares of common stock in the Company. (See Note 10 - Business Combinations). Therefore, the balance of these loans at September 30, 2007 was $0.

Total interest expense associated with the shareholder loans was $0 and $6,680 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007 all accrued interest associated with the shareholder loans was paid out with a corresponding balance of $0. Total interest expense associated with the shareholder loans was $4,850 and $13,046 for the three and nine months ended September 30, 2006, respectively. Accrued interest due to shareholders was $24,054 as of September 30, 2006.

Note 8 - Loans Payable

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58%. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan matures August 30, 2011 and is payable in monthly instalments of $6,058, including variable interest at 2.250% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan was $5,006 and $15,453 for the three and nine months ended September 30, 2007, respectively. The balance of the loan at September 30, 2007 was $245,239, of which $55,787 classified as current portion of long-term debt.

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at a rate of 12%. The note was amended in April, 2003 requiring interest only payments indefinitely. The balance of the loan at September 30, 2007 was $347,491.

On August 28, 2007 the Company signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011.

On September 25, 2007, the Company signed a retail instalment sale contract with GMAC for the purchase of two vehicles for $47,498 with an effective interest rate of 5.0%. The corresponding promissory note is to be paid over a three-year period with a monthly payment of $1,424. The purchased vehicles will be used in conjunction with the radio broadcast operations.

The corresponding balance relating to the vehicle loans as of September 30, 2007 was $97,566 and $29,219 was classified as the current portion.

Note 9 - Shareholders’ Equity

In connection with the reverse merger on May 17, 2007, all shares of common stock of Debut Broadcasting (as hereinafter defined) outstanding prior to the merger were exchanged for 10,000,000 shares of Company common stock (See Note 10 - Business Combinations).

In addition, in connection with the reverse merger, the Company completed a private placement of 6,000,000 shares of Company common stock at $0.50 per share. The transaction was recorded net of financing costs of $23,503.

Finally, in connection with the reverse merger, the Company converted notes payable to shareholders in the amount of $215,158 into 430,316 shares of Company common stock at $0.50 per share.

The pre-merger shareholders of the Company maintained 364,044 shares of Company common stock.

On May 21, 2007, $100,000 of convertible debentures issued on May 15, 2007 were converted into 3,000,000 shares of Company common stock.

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

As part of the reverse merger, the Company also entered into a Post-Merger Operating Agreement in which the Company and MSI agreed to operate their respective businesses separately and the Company specifically agreed that it would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated. In addition, MSI agreed that it would not interfere in any manner with the operations of the Company, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of the Company or create any liabilities for which the Company would be obligated.

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

Shamrock Broadcasting, Inc.

On June 7, 2007, the Company acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $300,000. In a separate agreement, the Company purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 promissory note payable in equal instalments made in each of three months following completion of the transaction.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$10,134
Land	14,500
Buildings and structures	13,500
Equipment	30,000
FCC licenses	237,000
Non-compete agreement	5,000
Liabilities assumed	(10,134)
Total	$300,000

River Broadcasting Company

On June 19, 2007, the Company acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, Mississippi, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $1,037,134. In September 2007, the Company identified a $14,280 liability that was not recorded as of the closing date of the transaction. This was recorded as an adjustment to goodwill.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC licenses	800,000
Non-compete agreement	25,000
Goodwill	79,280
Liabilities assumed	(14,280)
Total	$1,037,134

The Company reported our acquisition of these five radio stations on a Form 8-K filed June 22, 2007.

Note 11 - Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. The Company has determined that realization is uncertain and, therefore, a valuation allowance has been recorded against this future income tax asset.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, completion of the spin-off of MSI, consulting projects, the use of purchased vehicles, our interference with the operations of MSI, the sale of our shares of MSI common stock, the separate operation of MSI, expansions into different programming formats, the number of employees dedicated to radio programs, the expansion of our programming and services, our creation of 24-hour programming in certain formats, our ability to identify and consummate potential acquisitions, cost-efficient operation of radio stations, the proliferation of HD Radio, the prices for HD Radio receivers, investing in undervalued and under-performing radio stations, our investment in medium- and small-market radio stations, market trends in purchase prices for radio stations, our investment criteria, our ability to accomplish revenue growth and cost-cutting, our ability to generate new event and promotion revenues, the implementation of our national advertising sales plan at radio stations we acquire, our ability to leverage technology, the impact of future acquisition on our margins and cash flow, our network of contacts within the radio industry, the rating of the Greenville, Mississippi market, the creation of station clusters and their impact on market share and revenues, our ability to achieve cost reductions, our need for additional capital to grow and make additional acquisitions, our ability to raise capital through debt and equity, the terms of any financing that we may obtain, the incurrance of accounting and legal fees in connection with acquisitions, compliance with environmental laws and our disclosure controls and procedures. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our ability to provide and market competitive services and products, our ability to diversify revenue, our ability to attract, train and retain qualified personnel, our ability to operate and integrate new technology, changes in consumer preferences, changes in our operating or expansion strategy, changes in economic conditions, fluctuations in prevailing interest rates, our ability to identify and effectively integrate potential acquisitions, FCC and government approval of potential acquisitions, our inability to renew one or more of our broadcast licenses, our ability to manage growth and effectively serve an expanding customer and market base, geographic concentrations of our assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of capital and liquidity, our ability to compete with other companies that produce and distribute syndicated radio programs and/or own radio stations, shifts in population and other demographics, changes in governmental regulations, industry conditions, the popularity of radio as a broadcasting and advertising medium, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our lack of control over MSI, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of companies that produce and distribute syndicated radio programs and/or own radio stations and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

As part of the reverse merger, the we also entered into a Post-Merger Operating Agreement in which we agreed to operate our respective businesses separately, and we specifically agreed that we would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated. In addition, MSI agreed that it would not interfere in any manner with our operations, have any rights to use, acquire or otherwise operate any of our assets or intellectual property of California News Tech or create any liabilities for which we would be obligated.

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

Existing Business Operations of Debut

All of our current material business operations are conducted through our wholly-owned subsidiaries, Debut Broadcasting, Inc. and Debut Broadcasting Mississippi, Inc..

Existing Radio Syndication Business

Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 14 distinct programs and services currently offered to radio stations in the U.S. and Canada. Our customer base of nearly 1,400 radio stations generates an audience nearly 40 million listeners each week in the US. Current programming focuses on country, Christian, and urban formats. Our planned expansion includes adult contemporary and rock formats.

Revenue is generated from advertising and sponsorship sold in the syndicated radio programs, as well as revenue-sharing agreements with radio station affiliates. Key advertising relationships include Wal-Mart, Pfizer, GEICO Insurance, Johnson & Johnson, General Mills, Proctor & Gamble and others.

During the past decade, rapid consolidation of the radio industry resulted from government de-regulation of ownership limits. Companies that owned the maximum of 24 radio stations prior to 1996 are now free to own far more licenses. At the beginning of 2007, the larger companies owned an average of 254 stations each and the largest, Clear Channel Communications, owned over 1,100 stations (although it is in the process of divesting stations in some smaller markets).

The process of consolidation has dramatically reduced staffing levels. Most radio stations now rely on automation systems and syndicated programming to fill airtime. Management believes that the average number of employees dedicated to each on-air radio signal in 1996 was eight; today, that number is below three. We have exploited this need, providing radio stations with daily features and hourly weekend programming.

We intend to continue our rapid expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

1. Country
2. Rock
3. Urban
4. Adult Contemporary

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality; much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).

In addition, our planned expansion of program and service offerings includes:

1. 24-hour weather and on-call severe weather coverage;
2. Format-specific news and sports reporters; and
3. Production music and station imaging.

By increasing the rate of the expansion of our programming and services even further, we hope to acquire a higher number of radio station affiliates and earn increased ratings, which should translate into increased revenues.

Diversification

We have recently expanded our business plan to include the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the United States. Properties acquired by us will serve as flagships for the new 24-hour programming and other programs and services provided by us. We further anticipate that these acquisitions will also increase margins and cash flow for the Properties and existing syndication operations as we leverage unique synergies resulting from our existing lines of business. In furtherance of this strategy, during June 2007 we acquired and now own and operate five broadcast radio stations in the area of Greenville, Mississippi, identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz, WNIX AM 1330 kHz in Greenville, Mississippi, and WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi. We will continue to review the potential of additional acquisitions of radio stations in proximity to this area, although there is no assurance that we will be able to consummate such acquisitions.

We believe that ownership of Properties has the potential to increase our margins and cash flow. Management believes we are uniquely capable of more cost-efficient operation of radio stations than other owners because of our ability to generate the programming out of our existing syndication operation in Nashville, overlay national advertising revenues and then localize the content in each market.

Further, this strategy blends elements of the new and old economies to diversify risk in three key ways:

1.  HD radio and webcasting

The Federal Communications Commission (“FCC”) approved digital radio (known as “HD Radio”) in March 2007. Similar to digital television, HD Radio allows broadcasters to transmit two channels digitally through the equivalent of one analog channel.

We anticipate that the years 2008 - 2010 will see rapid proliferation of HD Radio. Many radio stations in the top 50 markets have already converted to the new broadcast format, and major retailers, including Radio Shack, Best Buy and Wal-Mart, carry the receivers, which already compete favorably with hardware prices for satellite radio and should continue to drop.

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

2.  Diversification of Revenue Streams and the Future Potential of New Technologies

While revenues from syndication and radio station operations are both primarily derived from advertising, budgets and clients are quite separate. By diversifying revenues to include both national syndication revenues and local-market revenues, we are less vulnerable to any potential changes in future market conditions than companies that operate only radio stations.

3.  Diversification of assets

Ownership of Properties also adds hard assets to our balance sheet (such as licenses, real estate, towers, etc.) in addition to the extensive intellectual assets we have in our content and brands.

Strategy for Investing in Properties

Our management and members of our Board have extensive experience in the radio industry, ranging from programming, sales and management to acquisitions and financing. That experience has been key to our success in syndication and is the genesis of our unique and proprietary radio station acquisition strategy.

Radio has typically provided a short turnaround cycle and near-term horizon for return on investment for investors who focus on strong operational fundamentals. As the largest radio companies in the U.S. consolidate into the top 100 markets, prices in medium and small markets have reached levels where Management believes that stations are greatly undervalued and attractive for investment when certain other conditions exist.

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

We intend to create shareholder value by investing in medium and small market radio stations that we perceive are not taking advantage of modern operational strategies designed to maximize revenue and minimize cost. It is our view that many such stations are underperforming financially because of poor sales strategies and inefficient costs of operation.

By investing only in Properties that are under-performing, we hope to capture the gap between low purchase prices (typically four times net revenue or seven times broadcast cash flow) and the public market for healthy stations (estimated at between nine to 15 times broadcast cash flow). A recent article in the trade publication Inside Radio reported on a Kagan study that showed the largest transactions in 2006 averaged as high as 17 times broadcast cash flow. The worst state, Louisiana, averaged 8.2 times broadcast cash flow. Management believes the benchmark nine to 15 times multiple is holding up against market trends. Management has strong confidence in its strategy to selectively acquire Properties because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

In broad terms, our investment criteria include:

1.	Consolidation. The opportunity to consolidate multiple Properties in a single market is a key investment criteria because it offers immediate cost savings.

2.
Dominance. The opportunity to own a substantial majority of the Properties competing for advertising in a single market (the maximum number allowed by FCC ownership limits or close to it) is a key investment criteria for competitive reasons. Markets where Clear Channel, Citadel, Cumulus, CBS or other major national competitors are present will be avoided.

3.
Good Infrastructure. Radio stations that are broken, abused or neglected can be turned around quickly with good management. Others that we determine are in particularly poor physical condition will require too much time and resources to turn around and therefore will not meet our acquisition criteria.

4.
Demographics and the Local Economy. High-priority acquisition markets will have positive growth trends for population, retail sales and other lifestyle and economic factors because the extent of the turnaround can be more accurately projected on these bases.

Sales and Programming Strategies

Management’s experience is that radio station turn-arounds are achieved most quickly with a combination of revenue growth and cost-cutting. We believe that we have the potential to accomplish both in some new, unique ways based on synergies with our existing lines of business.

Our sales plan for our acquired Properties is to expand revenue from a single source to three distinct revenue streams:

1.
Local Advertising. This is typically the existing revenue stream for any acquisition. By utilizing tighter structure, ongoing training and new technology (i.e. presentation and sales tracking software), we hope to make account executives more effective. There can be no assurance that we will be successful in achieving similar increases with Properties we acquire.

2.
Event & Promotion Revenues. It has been our management’s experience that overall revenues have the potential to increase as much as 20 percent with the addition of event and promotion revenues. This also has the effect of generating new revenues from non-traditional advertisers, such as employers, professional services companies, and smaller advertisers who are typically priced out of standard radio advertising. There can be no assurance that we will be successful in generating new event and promotion revenues.

3.
National Advertising. Because we have an existing national advertising sales plan, we anticipate that any acquired Properties will immediately be able to access this new revenue stream, increasing overall sales by 10-15 percent within 30 days. There can be no assurance that we will be successful in implementing our national advertising sales plan at Properties we acquire.

Our programming plan for the acquired Properties has been centered around our expansion into 24-hour syndicated music programming. Our existing syndication operation in Nashville now provides the music, imaging and most of the air talent. This has resulted in a better-sounding radio station at a reduced expense. Localized staffing at the radio station level now concentrates on localization of the content (i.e. weather, news and information, promotions, remotes and community events).

Taking advantage of the latest technology, we anticipate that approximately 90 percent of each radio station acquired can be programmed from a central studio location in Nashville. As a result, the local staff in each market can concentrate on serving the local audience by localizing the content, marketing the radio stations and generating revenue through ad sales and promotional events. This represents a more efficient use of resources and is more cost-efficient than current practice.

The Overall Impact of Our Acquisitions

We anticipate that the impact on margins and cash flow will become even greater as more acquisitions are made. Fixed costs of programming on a per station basis continue to fall as the expense is distributed over a larger number of radio stations, and new revenue streams - particularly “non-traditional” forms of revenue - increase as the scale of our business increases. Also, as we acquire additional radio stations, the impact on the existing syndication operation also increases because of added revenue potential from the owned and operated radio stations.

Members of management and the Board of Directors have extensive networks of contacts within the radio industry that we believe will generate a consistent and reliable flow of potential deals for evaluation, as well as extensive experience in radio station operation, acquisition and financing.

The Greenville, Mississippi Acquisitions

In June 2007, we completed the initial two radio station acquisitions consisting of five radio stations in and around Greenville, Mississippi, which we are assembling into a station cluster (the “Greenville Cluster”).

The Market:	Greenville, Mississippi
Designated Marketing Area (“DMA”):	Greenville-Greenwood, Mississippi
Rank:	184

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $300,000. In a separate agreement, we purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 promissory note payable in instalments made in each of three months following completion of the transaction.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$10,134
Land	14,500
Buildings and structures	13,500
Equipment	30,000
FCC licenses	237,000
Non-compete agreement	5,000
Liabilities assumed	(10,134)
Total	$300,000

On June 19, 2007, we acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, Mississippi, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations in exchange for $1,037,134. In September 2007, we identified a $14,280 liability that was not recorded as of the closing date of the transaction. This was recorded as an adjustment to goodwill.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC licenses	800,000
Non-compete agreement	25,000
Goodwill	79,280
Liabilities assumed	(14,280)
Total	$1,037,134

Negotiations are ongoing with a third potential seller for two additional stations within the market, but there is no assurance that any additional acquisitions will be consummated in the Greenville, Mississippi area.

Greenville, Mississippi falls into the Greenville-Greenwood, Mississippi DMA, which is rated by Arbitron. Although there is no rating book specifically prepared for Greenville, Mississippi, we will have the option to make Greenville a rated market by entering into a subscription agreement with Arbitron. However, management does not currently believe that this would be beneficial.

We selected these Properties for investment for a number of reasons. First, they are in close proximity to each other and they operate in the same market. Second, each of the stations, each of the two station groups and the stations collectively have underperformed fiscally in recent years in terms of revenue generation and operating income.

The third factor in our investment decision was the community of Greenville, Mississippi, and the surrounding area. An estimated 130,000 listeners live within the range of the stations of the Greenville Cluster. A smaller market would not be able to support the advertising necessary to make this a profitable cluster, and a significantly larger market would likely already have station clusters owned by competing groups, as opposed to fragmented station ownership by individuals, making our entrance into the market significantly more difficult.

The final factor in our decision to invest in the Greenville cluster is the fact that we are able to assemble enough Properties to create a station cluster. By creating a station cluster, we expect to be able to consolidate the operations of the stations and eliminate redundancies, thereby cutting our per-station operational costs. A station cluster also allows us to program multiple, advertiser-friendly formats to reach a cross-section of key demographic and lifestyle groups within the community. By simultaneously selling all the stations as a single offering to advertisers, we anticipate that market share and overall revenues will increase.

We intend to achieve cost reductions through the elimination of redundant management and administrative positions, consolidation of facilities and the use of technology to reduce programming and technical expenses.

We expect to take an aggressive stance on HD Radio as a content provider, and we plan to install HD transmitters as revenue streams develop and as long as current sales trends for HD receivers continue. When we are able to install HD transmitters, we will have at least three additional terrestrial signals for delivery of content to consumers.

While we have successfully acquired five stations in our plan for creating the Greenville cluster, and management anticipates having the ability to consummate additional acquisitions in the Greenville, Mississippi area, there can be no assurance that any additional acquisitions will be completed or that the resulting station cluster will be profitable.

Anticipated Financing

We will require additional capital to provide working capital and to execute on our plan to grow through the acquisition of Properties and radio station clusters. We do not currently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next 12 months through additional equity offerings.

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

•  Each of these financing arrangements may be subject to acceleration in the event of default, including non-payment, insolvency or the sale of a Property. Upon an acceleration, if we are unable to effect an immediate refinancing, we may lose one or more of our Properties by foreclosure.

There can be no assurances that additional capital will be available on the terms acceptable to the Company.

While financing may initially be available only on a Property by Property basis, we may eventually seek to refinance all of our Properties in one non-recourse loan which will, in all likelihood, be secured by all of our Properties.

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Governmental Regulation of Radio Broadcasting

The following is a brief summary of certain provisions of the Communications Act of 1934, the Telecommunications Act of 1996, and related FCC rules and policies (collectively, the "Communications Laws"). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a "short-term" (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station's license renewal application, revoke a station's license or deny applications in which an applicant seeks to acquire additional broadcast properties.

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

Results of Operations

For the three months ended September 30, 2007 and 2006

On a consolidated basis, we generated $834,270 in net revenue for the quarter ended September 30, 2007, an overall decrease of $32,745, or 3.8%, compared to $867,015 for the quarter ended September 30, 2006. The 2006 net revenue included approximately $290,000 from a non-recurring project for one customer. Excluding this non-recurring revenue, the net revenue increased approximately $257,000 for the quarter ended September 30, 2007 compared to the same quarter in 2006. Approximately $103,000 of this growth relates to increases in core syndication net revenues and approximately $154,000 relates to the Mississippi radio station acquisitions.

On a consolidated basis, advertising expense was $6,580 for the quarter ended September 30, 2007 compared to $6,367 for the quarter ended September 30, 2006.

On a consolidated basis, operating expense was $1,252,742 for the quarter ended September 30, 2007, an increase of $457,544 or 58%, compared to $795,198 for the quarter ended September 30, 2006. Of the total increase in operating expenses, $241,000 relates to the Mississippi radio acquisitions made in June 2007. Additional reasons for increase in operating expenses include bad debt expense of $43,000, the majority of which pertains to one specific write-off for an uncollectible account, the establishment of a standard company benefit plan necessitating corresponding accrual increases of approximately $23,000, and incremental costs associated with our status as a public company and management of the newly acquired radio stations of approximately $150,000.

On a consolidated basis, depreciation and amortization expense was $26,611 for the quarter ended September 30, 2007, an increase of $22,031 compared to $4,580 for the quarter ended September 30, 2006. The reason for the significant increase relates primarily to the new assets we acquired through the Shamrock Broadcasting and River Broadcasting acquisitions.

During the quarter ended September 30, 2007, we recorded $57,634 in non-recurring merger and acquisition related expenses compared to $0 for the third quarter of 2006.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending September 30, 2007 was $524,116 compared to net income of $22,355 for the three month period ending September 30, 2006.

For the nine months ended September 30, 2007 and 2006

On a consolidated basis, we generated $2,118,377 in net revenue for the nine months ended September 30, 2007, an increase of $158,008 or 8.1% compared to $1,960,369 for the nine months ended September 30, 2006. The 2006 net revenue included approximately $464,000 from a non-recurring project for one customer. Excluding this non-recurring revenue, the overall net revenue increased approximately $622,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, of which $447,000 relates to increases in core syndication net revenues and approximately $175,000 relates to the Mississippi radio station acquisitions.

On a consolidated basis, advertising expense was $14,358 for the nine months ended September 30, 2007 compared to $6,368 for the corresponding period during 2006.

On a consolidated basis, operating expense was $2,846,629 for the nine months ended September 30, 2007, an increase of $914,636, or 47.3%, compared to $1,931,993 for the nine months ended September 30, 2006. Of the total increase in operating expenses, $263,000 relates to the Mississippi radio acquisitions made in June 2007, and $185,000 relates to a change in accounting methodology recorded in June, 2007 whereby we established a producer sharing accrual to more accurately match the national advertising agency revenue to our corresponding producer sharing expense. During the nine months ended September 30, 2007 we also recognized an incremental $112,000 in costs associated with agency commissions related to corresponding increases in net revenues. Additional reasons for our growth in operating expenses pertain to bad debt expense of $83,000 relating to three specific write-offs for uncollectible accounts recorded during the second and third quarters of 2007, the establishment of a standard company benefit plan necessitating corresponding accrual increases of approximately $21,000, and incremental costs of approximately $250,000 associated with our status as a public company, management of the newly acquired radio stations and growth of the syndication business.

On a consolidated basis, depreciation and amortization expense was $38,023 for the nine months ended September 30, 2007, an increase of $24,282, or 177%, compared to $13,741 for the nine months ended September 30, 2006. The reason for the significant increase relates primarily to the new assets acquired as part of the Shamrock Broadcasting and River Broadcasting acquisitions.

During the nine months ended September 30, 2007, the Company recorded $397,462 in non-recurring merger and acquisition related expenses compared to $0 for the nine months ended September 30, 2006.

As a result of the foregoing revenue and expenses, our overall net loss for the nine-month period ending September 30, 2007 and September 30, 2006 was $1,235,871 and $90,551, respectively.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets in the amount of $1,125,585, consisting of $505,740 in cash and cash equivalents, $573,408 in accounts receivable and $46,437 in other current assets. As of September 30, 2007, we had current liabilities in the amount of $955,610, consisting of $269,833 in accounts payable, $360,396 in accrued expenses and taxes, $240,375 in lines of credit and $85,006 in current portion of long-term debt. This combination of assets and liabilities resulted in working capital in the amount of $169,975 for our overall operations.

Currently, our primary source of liquidity is cash flows provided by our operations. We will require additional capital to execute our plan, to grow through the acquisition of radio stations and radio station clusters and for working capital requirements. Our current cash flows from operations are not sufficient to meet our working capital requirements over the next 12 months. We do not presently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next twelve months through equity offerings or by incurring debt.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies

Revenue and Cost Recognition

We recognize our advertising and programming revenues when our radio shows air on our contracted radio station affiliates. Generally, we are paid by a national advertising agency, which sells the commercial time provided by the affiliate.

As we earn our revenue from the national advertising agency, we also recognize any amounts due to the individual shows, which are based on the audience level generated by the specific program. We accrue expenses at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if we utilize our advertising capacity as part of the consulting project, we will charge the consulting client in the same manner as the affiliated stations described more fully above. We recognize consulting fee income as time is incurred under the terms of the contract.

Advertising

We expense advertising costs as they are incurred. Total advertising costs of $6,580 and $6,367 are included in the financial statements for the quarter ended September 30, 2007 and September 30, 2006, respectively.

Recently Issued Accounting Pronouncements

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steve Ludwig, and our Chief Financial Officer, Ms. Shannon Farrington. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls and Procedures

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Letter Agreement by and between The Marketing Group, Inc. and Regions Bank, dated August 15, 2007 (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 29, 2007 (file number 000-50762) and incorporated by reference thereto.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Debut Broadcasting Corporation, Inc.

Date:	November 14, 2007

By: /s/ Steven Ludwig Steven Ludwig Title: Chief Executive Officer and Director