Form 10-K
period 2007-12-31
Debut Broadcasting Corporation, Inc.
filed 2008-03-07
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0001254371

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1209 16th Ave South, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (615) 866-3001

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.003 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s outstanding voting and non-voting common stock as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37.6 million, based on 19,794,360 shares outstanding and a last reported per share price of common stock on the Over the Counter Bulletin Board of $1.90 on that date. As of February 28, 2008, the registrant had outstanding 19,794,381 shares of common stock.
Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.
Certain Definitions

In this Form 10-K the terms “Company”, “Debut”, “we”, “us”, and “our” refer to Debut Broadcasting Corporation, Inc. and its consolidated subsidiaries. Unless the context otherwise requires, these terms exclude California News Tech, our predecessor company, and Media Sentiment, Inc, a wholly-owned subsidiary of the Company into which the former assets and operations of California News Tech were transferred effective October 31, 2007.

We use the term local marketing agreement (“LMA”) in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party. The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming.

We use the trademarked term Super-Regional Cluster in various places in this report. A typical radio conglomerate uses the term “cluster” to designate stations under ownership in an urban to suburban area. We will acquire traditional clusters in neighboring markets, and chain them together under common management. We have defined this strategic collection of clusters as a Super-Regional Cluster.

Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from public statistics published by the Radio Advertising Bureau (the “RAB”);
•
we derived historical market revenue statistics and market revenue share percentages from data published by SNL Kagan Financial, a sector focused business intelligence firm specializing in media and communications data;

•
we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2007 Arbitron Market Report; and

•	all dollar amounts are rounded to the nearest thousand.

Company Overview

We are located in Nashville, Tennessee and conduct business from our principal executive office, located at 1209 16th Avenue South, Nashville, Tennessee 37212. We produce and distribute syndicated radio programs to radio stations across the United States and Canada. In addition, we own and operate five radio stations in Mississippi.

We maintain radio syndication in Nashville and produce and distribute 15 radio programs, which are broadcast over approximately 1,400 radio station affiliates. These radio programs have an estimated 45 million U.S. listeners per week. In addition to syndication services, we own and operate a multi-media studio with audio, video and on-line content production capabilities. This facility is located on Music Row in Nashville, Tennessee. We also provide marketing, consulting and media buying (advertising) for our radio broadcast station customers in the United States.

The Company was originally incorporated in Nevada on January 22, 1999 as NewsSurfer.com Corporation (the “Predecessor Company”). In 2001, the Predecessor Company changed its name to California News Tech and shifted its business plan to focus on providing online access to news media analysis for a subscription fee. On October 31, 2006, the Predecessor Company transferred all of its assets, liabilities, and business operations to a new wholly-owned subsidiary, Media Sentiment, Inc. (“MSI”).

On May 17, 2007, the Company issued a control block of its common stock to the former stockholders of Debut Broadcasting, Inc. (“Debut Broadcasting”), a privately held Tennessee corporation. Through a series of related transactions (the “Reverse Merger”), the Company acquired Debut Broadcasting, which became the Company’s wholly-owned subsidiary, and subsequently the Company changed its name to Debut Broadcasting Corporation, Inc.

As part of the Reverse Merger, the Company and MSI entered into a Post-Merger Operating Agreement in which the two entities agreed to operate their respective businesses separately, and agreed to not interfere in any manner with their respective operations, have any rights to use, acquire or otherwise operate any of their respective assets or intellectual property, or create any liabilities for which the other party would be obligated.

As part of this Post-Merger Operating Agreement, the Company agreed that if for any reason the former president and director of the Predecessor Company, Marian Munz, is unable to register the MSI shares, that the Company would sell its shares to Mr. Munz for $1.00. As a consequence, MSI has and will continue to operate completely separate from the Company from the date of the Reverse Merger.

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

As a result, the Company considers MSI a non-controlled subsidiary for financial purposes, and has not included any operating results, cash flow analysis or assets and liabilities of MSI in its consolidated financial statements.

On June 27, 2007, MSI filed a registration statement with the SEC with respect to its issued and outstanding shares of common stock for the purpose of completing a spin-off of MSI by transferring all its shares of common stock to stockholders of record of California News Tech as of April 20, 2007. The Company anticipates the completion of the spin-off of MSI during first quarter of 2008.

Our Focus

Our strategic focus is on small, rural-sized markets in the Southeastern United States. We believe that these markets represent attractive operating environments and generally exhibit the following:

•	Below-market purchase prices;
•	Rising advertising revenues, as the larger national and regional retailers expand into these markets;
•
Small independent operators, many of whom lack the capital to produce high-quality locally originated programming or to employ more sophisticated research, marketing, management and sales techniques; and

•	Lower overall susceptibility to economic downturns.

We believe that the attractive operating characteristics of small rural markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets, and to the greater attention historically given to the larger markets by radio station acquirers. Our business model allows us to capitalize on the synergies created by acquiring geographic clusters while providing centralized programming and distributing administrative overhead across the cluster. According to FCC statistics, as of September 30, 2007 there were 9,163 FM and 4,776 AM stations in the United States.

To maximize the advertising revenues of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of our radio stations to advertisers in a given market. We also recruit top talent for locally originated programming content that airs on each station, as well as improve content utilizing our facilities on Music Row in Nashville, Tennessee. Within each market, our stations are diversified in terms of format and target audience enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our competitive advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against other radio, print and television media competitors.

We believe that we are in a position to generate revenue growth, increase audience and revenue shares within our markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our operating income, growth rates and margins. Our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy. We believe we have several significant opportunities for growth within our current business model, including growth through maturation of recently reformatted or re-branded stations, and through investment in signal upgrades, which allow for a larger audience reach, for stations that were already strong performers.

Operating Strategy

Our operating strategy capitalizes on the synergies we create between radio syndication and radio station operations. We have the technology, talent, and facilities to outsource content for radio stations. By utilizing this content, we gain affiliates, increase Arbitron ratings for our affiliates and, therefore, generate increased revenues in advertising sales. We maximize this strength by utilizing a strategy of building radio content once, and re-selling it to new markets.

The strength of our radio operations strategy lies in our ability to buy existing radio stations at prices below market value. We utilize our extensive radio and management background to successfully increase sales, reduce operating costs and increase overall performance.

Acquisition Strategy

Our acquisition strategy has the following principal components:

•	assemble leading radio station clusters in small rural markets by taking advantage of their size and fragmented nature of ownership; and
•
selectively acquire leading stations where we believe we can cost-effectively achieve a leading position in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance.

Existing Business Operations

All of our current material business operations are conducted through our wholly-owned subsidiaries, The Marketing Group, Inc., and Debut Broadcasting Mississippi, Inc.

Existing Radio Syndication Business

Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 14 distinct programs and services currently offered to radio stations in the U.S. and Canada. Our customer base of nearly 1,400 radio stations generates an audience nearly 40 million listeners each week in the US. Our current programming focuses on country, Christian, and urban formats. Our planned expansion includes adult contemporary and rock formats.

Revenue is generated from advertising and sponsorship sold in the syndicated radio programs, as well as revenue-sharing agreements with radio station affiliates. Key advertising relationships include Wal-Mart, Pfizer, GEICO Insurance, Johnson & Johnson, General Mills, and Proctor & Gamble.

During the past decade, rapid consolidation of the radio industry resulted from government de-regulation of ownership limits. Companies that owned the maximum of 24 radio stations prior to 1996 are now free to own far more licenses. At the beginning of 2007, larger companies owned an average of 254 stations each and the largest, Clear Channel Communications, owned over 1,100 stations (although it is in the process of divesting stations in some smaller markets).

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

We intend to continue our rapid expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

•	Country;
•	Rock;
•	Urban; and
•	Adult Contemporary.

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality, much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).

In addition, our planned expansion of program and service offerings includes:

•	24-hour weather and on-call severe weather coverage;
•	Format-specific news and sports reporters; and
•	Production music and station imaging.

By increasing the rate of the expansion of our programming and services even further, we acquire a higher number of radio station affiliates and earn increased ratings, which should translate into increased revenues.

Diversification

We have recently expanded our business plan to include the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the U.S. Properties acquired by us will serve as flagships for the new 24-hour programming and other programs and services provided by us. We further anticipate that these acquisitions will also increase margins and cash flow for the Properties and existing syndication operations as we leverage unique synergies resulting from our existing lines of business. In furtherance of this strategy, during June 2007 we acquired and now own and operate five broadcast radio stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz, WNIX AM 1330 kHz in Greenville, Mississippi, and WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi. We will continue to review the potential of additional acquisitions of radio stations in proximity to this area, although there is no assurance that we will be able to consummate such acquisitions.

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

HD Radio and Webcasting. The FCC approved digital radio ( “HD Radio”) in March 2007. Similar to digital television, HD Radio allows broadcasters to transmit two channels digitally through the equivalent of one analog channel.

We anticipate that the years 2008 through 2010 will show a rapid proliferation of HD Radio. Many radio stations in the top 50 markets have already converted to the new broadcast format, and major retailers, including Radio Shack, Best Buy and Wal-Mart, carry the receivers, which already compete favorably with hardware prices for satellite radio and should continue to drop.

HD Radio provides a wide range of new free listening options to consumers without the monthly subscription charged by satellite radio. All existing FM license-holders have the right to convert to HD Radio without further approval from the FCC.

Further, the growth potential offered by the new technologies of HD Radio and webcasting into the future provide additional diversification opportunities.

Diversification of Revenue Streams and the Future Potential of New Technologies. While revenues from syndication and radio station operations are both primarily derived from advertising, budgets and clients are quite separate. By diversifying revenues to include both national syndication revenues and local-market revenues, we are less vulnerable to any potential changes in future market conditions than companies that operate only radio stations.

Diversification of Assets. Ownership of Properties also adds hard assets to our balance sheet (such as licenses, real estate, towers, etc.) in addition to the extensive intellectual assets we have in our content and brands.

Strategy for Investing in Properties

Our management and members of our Board of Directors have extensive experience in the radio industry, ranging from programming, sales and management to acquisitions and financing. That experience has been key to our success in syndication and is the genesis of our unique and proprietary radio station acquisition strategy.

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

We intend to create stockholder value by investing in medium and small-market radio stations that we perceive are not taking advantage of modern operational strategies designed to maximize revenue and minimize cost. It is our view that many such stations are underperforming financially because of poor sales strategies and inefficient costs of operation.

By investing only in Properties that are under-performing, we hope to capture the gap between low purchase prices (typically four times net revenue or seven times broadcast cash flow) and the public market for healthy stations (estimated at between nine to 15 times broadcast cash flow). A recent article in the trade publication Inside Radio reported on a Kagan study that showed the largest transactions in 2006 averaged as high as 17 times broadcast cash flow. The worst state for such transactions, Louisiana, averaged 8.2 times broadcast cash flow. Management believes the benchmark of nine to 15 times multiple is holding up against market trends. Management has strong confidence in its strategy to selectively acquire Properties because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

In broad terms, our investment criteria include:

•	Consolidation. The opportunity to consolidate multiple Properties in a single market is a key investment criteria because it offers immediate cost savings.
•
Dominance. The opportunity to own a substantial majority of the Properties competing for advertising in a single market (the maximum number allowed by FCC ownership limits or close to it) is a key investment criteria for competitive reasons. Markets where Clear Channel, Citadel, Cumulus, CBS or other major national competitors are present will be avoided.

•
Good Infrastructure. Radio stations that are broken, abused or neglected can be turned around quickly with good management. Others that we determine are in particularly poor physical condition will require too much time and resources to turn around and, therefore, will not meet our acquisition criteria.

•
Demographics and the Local Economy. High-priority acquisition markets will have positive growth trends for population, retail sales and other lifestyle and economic factors because the extent of the turnaround can be more accurately projected on these bases.

Consummation of our pending acquisitions and any acquisitions in the future are subject to various conditions, such as compliance with FCC and regulatory requirements, which are discussed elsewhere in this report. We cannot be certain that any of these conditions will be satisfied. In addition, the FCC has asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act.

Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;
•	integrating operations and systems and managing a large and geographically diverse group of stations; and
•	diverting our management’s attention from other business concerns.

We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire future properties at valuations as favorable as those of previous acquisitions.

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

•
Local Advertising. This is typically the existing revenue stream for any acquisition. By utilizing tighter structure, ongoing training and new technology (i.e. presentation and sales tracking software), we hope to make account executives more effective. There can be no assurance that we will be successful in achieving similar increases with Properties we acquire.

•
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

•
National Advertising. Because we have an existing national advertising sales plan, we anticipate that any acquired Properties will immediately be able to access this new revenue stream, increasing overall sales by 10-15 percent within 30 days. There can be no assurance that we will be successful in implementing our national advertising sales plan at Properties we acquire.

Our programming plan for the acquired Properties has been centered around our expansion into 24-hour syndicated music programming. Our existing syndication operation in Nashville now provides the music, imaging and most of the air talent. This has resulted in a more sophisticated radio station at a reduced expense. Localized staffing at the radio station level now concentrates on localization of the content (i.e. weather, news and information, promotions, remotes and community events).

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

In June 2007, we completed the initial two radio station acquisitions consisting of five radio stations in and around Greenville, Mississippi, which we are assembling into a station cluster (the “Greenville Super-Regional Cluster”).

The Market:	Greenville, Mississippi
Designated Marketing Area (“DMA”):	Greenville-Greenwood, Mississippi
Rank:	184

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $300,000. In a separate agreement, we purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 promissory note payable in installments made in each of three months following completion of the transaction.

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

We selected these Properties for investment for a number of reasons. First, they are in close proximity to each other and they operate in the same market. Second, each of the stations, each of the two station groups and the stations collectively have underperformed fiscally in recent years in terms of revenue generation and operating income. The third factor in our investment decision was the community of Greenville, Mississippi, and the surrounding area. An estimated 130,000 listeners live within the range of the stations of the Greenville Super-Regional Cluster. A smaller market would not be able to support the advertising necessary to make this a profitable cluster, and a significantly larger market would likely already have station clusters owned by competing groups, as opposed to fragmented station ownership by individuals, making our entrance into the market significantly more difficult.

The final factor in our decision to invest in the Greenville Super-Regional Cluster is the fact that we are able to assemble enough Properties to create a station cluster. By creating a station cluster, we expect to be able to consolidate the operations of the stations and eliminate redundancies, thereby cutting our per-station operational costs. A station cluster also allows us to program multiple, advertiser-friendly formats to reach a cross-section of key demographic and lifestyle groups within the community. By simultaneously selling all the stations as a single offering to advertisers, we anticipate that market share and overall revenues will increase.

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

While we have successfully acquired five stations in our plan for creating the Greenville Super-Regional Cluster, and management anticipates having the ability to consummate additional acquisitions in the Greenville, Mississippi area, there can be no assurance that any additional acquisitions will be completed or that the resulting station cluster will be profitable.

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets. These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally. We anticipate signing asset purchase agreements, and filing for FCC license transfers for four of stations during the first quarter of 2008. These four acquisitions will represent overall growth in radio operations of 80% in the first quarter of 2008.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1961, 1991 and 2001, when total radio advertising revenue fell by approximately 0.5%, 2.8% and 7.5%, respectively, advertising revenue has risen each year since 1960, according to the RAB.

Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as rock, adult contemporary, urban, gospel and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising they obtain.

Our stations compete for advertising revenue with other terrestrial-based radio stations in the market (including low power FM radio stations that are required to operate on a noncommercial basis) as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio services. Such services reach nationwide and regional audiences with multi-channel, multi-format, digital radio services that have a sound quality equivalent to that of compact discs. Competition among terrestrial-based radio stations has also been heightened by the introduction of terrestrial digital audio broadcasting (i.e., digital audio broadcasting delivered through earth-based equipment rather than satellites). The FCC currently allows terrestrial radio stations like ours to commence the use of digital technology through a “hybrid” antenna that carries both the pre-existing analog signal and the new digital signal. We have the opportunity to upgrade our existing antennas to utilize this new technology. The FCC is conducting a proceeding that could result in a radio station’s use of two antennas: one for the analog signal and one for the digital signal.

Advertising Revenue

Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. During 2007, approximately 85% of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

•	automotive dealers;
•	amusement and recreation;
•	healthcare services;

•	banking and mortgage;
•	arts and entertainment; and
•	furniture and home furnishings.

Each super-regional cluster’s™ sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a flat commission structure based on collections with a 90-day eligibility time frame. Consistent with our operating strategy of reducing overhead by utilizing the cluster, each member of our sales force works for all of our stations within their cluster. This allows for greater opportunity for cross-selling to garner more market share across all consumer groups. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. This requires a strong team ethic with assistance from station managers, office managers and corporate support staff. We support our strategy of building local direct accounts by employing personnel for each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

Our national sales are made by Dial Global, a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large advertisers have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station. We estimate the optimal number of advertisements available for sale depending on the programming format of a particular station. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by some combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in the available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station’s share of audiences generally, and in the demographic groups targeted by advertisers (as measured by ratings surveys); and
•	the supply of and demand for radio advertising time generally and for time targeted at particular demographic groups.

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data. We utilize data from Arbitron to analyze ratings within our markets and in the markets of potential acquisitions.

The success of each of our radio stations, within our station cluster, is primarily dependent upon its share of the overall advertising revenue within the market. Although we believe that each of our stations can compete effectively in its market, we cannot guaranty that our stations can maintain or increase their current audience ratings or market share. In addition to competition from other radio stations and other media, shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose our audience ratings or market share. Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share.

Significant Customer

During 2007, Dial Global, one of our customers, accounted for 66% of our consolidated net revenue. The loss of this customer could have a material adverse effect on our operations and financial condition.

Competition

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or any adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase current audience ratings or advertising revenue market share.

Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media such as newspapers, magazines, cable and broadcast television, outdoor advertising, satellite radio, the Internet and direct mail. In addition, many of our stations compete with groups of two or more radio stations operated by a single operator in the same market.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower our operating income.

Factors that are material to a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by extensively researching and improving our stations’ programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each station individually. However, we compete with some organizations that have substantially greater financial or other resources than we do.

Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could have a lower operating income, if:

•	another radio station in the market was to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;
•	a new station were to adopt a competitive format; or
•	an existing competitor was to strengthen its operations.

In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party can own and operate in a local market. Our management continues to believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in one market, and intend to pursue the creation of additional multiple station groups in this particular market, our competitors include other parties who own and operate as many or more stations than we do in other markets. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do. In addition, increased consolidation in our target markets may result in greater competition for acquisition properties and a corresponding increase in purchase prices we pay for these properties.

A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters) and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting.”

The FCC has authorized two companies, XM Radio and Sirius Satellite Radio, to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use a hybrid antennas to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.

In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services. In other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

•
audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), Internet-based audio radio services, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD Radiotm digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and
•	low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies. We cannot predict how existing or new sources of competition will affect the revenues generated by our stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

We cannot predict what other matters might be considered in the future by the FCC or Congress with respect to radio broadcasting, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Employees

At December 31, 2007, we employed approximately 50 people, of which 24 were employed full-time. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Our strategic plan includes employment of a regional market manager for each radio market in which we own and will own or operate stations. A regional market manager is responsible for all employees of the market and for managing all aspects of the radio operations. We currently employ one regional market manager for our current market. The loss of our regional market manager could result in a short-term loss of performance in our market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

Our business is managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to expand, train and manage our employee base.

Federal Regulation of Radio Broadcasting

General. The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “Telecom Act”) amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.

The following is a brief summary of certain provisions of the Communications Act, the Telecom Act and related FCC rules and policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station’s license renewal application, revoke a station’s license or deny applications in which an applicant seeks to acquire additional broadcast properties.

License Grant and Renewal. Radio broadcast licenses are generally granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, although there can be no assurance that each of our licenses will be renewed for a full term without adverse conditions.

Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will grant our existing or future renewal applications or that the renewals will not include conditions out of the ordinary course. The non-renewal or renewal with conditions, of one or more of our licenses could have a material adverse effect on us.

The acquisition of a radio station requires the prior approval of the FCC. To obtain that approval, we would have to file a transfer of control or assignment application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business.

Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.

Class C FM stations operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. They are the most powerful FM stations, providing service to a large area, typically covering one or more counties within a state. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B FM stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0, and C.

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned stations as of February 28, 2008.

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (Watts)
G Mississippi Delta	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000

Regulatory Approvals. The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership of media properties, (2) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (3) compliance with the Communications Act’s foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements.

We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to acquire radio stations that would be material to our financial performance in a particular market or overall.

The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise regarding whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee’s station. There can be no assurance as to how the FCC might resolve that dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on us.

FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently increased its enforcement efforts with respect to these regulations. Further, Congress has introduced legislation that would substantially increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Ownership Matters. The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

The Communications Laws also generally restrict (1) the number of radio stations one person or entity may own, operate or control in a local market, (2) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (3) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.

None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions. The Communications Laws will limit the number of additional stations that we may acquire in the future in our existing market as well as new markets.

Because of these multiple and cross ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in us (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our attributable stockholders violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable, interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally they are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA also may result in an attributable interest. See “— Local Marketing Agreements.”

With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified by the FCC; and (3) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value,” which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a station license.

Local Marketing Agreements. We have issued letters of intent to manage certain future stations in our market through an LMA. In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station including matters f personnel and programming. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

A station that brokers more than 15% of the weekly programming hours on another station in its market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the weekly programming hours of another station in the same market that it could not own under the FCC’s multiple ownership rules.

Available Information

Our Internet site address is www.debutbroadcasting.com. On this site, we have made available, free of charge, our most recent annual report on Form 10-K.

Item 2. Properties

The types of properties required to support each of our operations include offices, studios, transmitter sites and antenna sites. Our station’s studios are housed with offices in the station’s community of license or largest nearby community. We operate three radio stations from our building in Greenville, Mississippi, and two radio stations from our building in Indianola, Mississippi. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

At December 31, 2007, we owned studio facilities in two cities within our Mississippi Delta market, and we owned transmitter and antenna sites in the same markets. We lease additional studio and office facilities in Greenville, Mississippi. In addition, we lease corporate office space and multi-media production space in Nashville, Tennessee. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennas, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that the properties which we own are generally in good condition and suitable for our operations; however, we are actively seeking for opportunities to upgrade our leased properties and intend to upgrade studios, office space and transmission facilities in the Greenville markets.

Item 3. Legal Proceedings

As of February 28, 2008, we are not involved in any legal proceedings. We cannot guarantee that we will not be involved in legal proceedings in the future. Should any such matter occur, we believe that it would be handled and defended in the ordinary course of business.

We have been required by the FCC to provide a partial proof of performance for our transmitter site in Greenville, Mississippi. This request is usual and customary, and we are cooperating with the FCC in this matter.

Item 4. Submission of Matters To a Vote of Security Holders

During the fourth quarter of 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information For Common Stock

Shares of our common stock, par value $0.003 per share, have been quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “DBTB” since the Reverse Merger on May 17, 2007.

The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices of our common stock on the OTCBB, as reported in published financial sources.

Period	High	Low
2007
First Quarter*	$0.50	$0.05
Second Quarter*	1.15	0.25
Second Quarter**	2.45	1.20
Third Quarter**	1.90	0.56
Fourth Quarter**	1.10	0.40

2006
First Quarter*	2.16	0.55
Second Quarter*	1.75	0.45
Third Quarter*	1.10	0.15
Fourth Quarter*	0.25	0.06

* Indicates the high and low sales prices of the common stock of California News Tech, our predecessor, through June 1, 2007.
** Indicates the high and low sales prices of our common stock beginning as of June 4, 2007, the date our common stock became publicly traded.

Holders

As of December 31, 2007, there were 99 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business.

Sales of Unregistered Securities

On May 17, 2007, we completed a private placement of 6,430,316 shares of our common stock at $0.50 per share. An aggregate of 430,316 shares were sold to existing stockholders in exchange for cancellation of their notes issued to the Predecessor Company. The remaining 6,000,000 shares were sold for cash to a number of investors with no prior relationship to the Company. No underwriters were involved in this sale of securities. The transaction was recorded net of financing costs of $23,503. We used the net proceeds from the private offering for the acquisition of Shamrock Broadcasting and River Broadcasting Group.

We issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K.

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

These forward-looking statements include, without limitation, those relating to our strategic focus on small markets in the southeastern U.S., sources of competition, the impact of new media technology on competition, our ability to outperform traditional growth rates of our markets, changes in audience ratings or market share, requirements of or changes in governmental regulations, employment of a regional market manager, renewal of our licenses, our ability to obtain FCC authorizations, the condition of our properties, legal proceedings, payment of dividends, operating results, completion of the spin-off of MSI, the separate operation of MSI, expansions into different programming formats, the number of employees dedicated to radio programs, the expansion of our programming and services, our creation of 24-hour programming in certain formats, our ability to identify and consummate potential acquisitions, pending acquisitions, cost-efficient operation of radio stations, the proliferation of HD Radio, the prices for HD Radio receivers, investing in undervalued and under-performing radio stations, our investment in medium- and small-market radio stations, market trends in purchase prices for radio stations, our investment criteria, our ability to accomplish revenue growth and cost-cutting, our ability to generate new event and promotion revenues, the implementation of our national advertising sales plan at radio stations we acquire, our ability to leverage or acquire technology, the impact of future acquisition on our margins and cash flow, our network of contacts within the radio industry, the rating of the Greenville, Mississippi market, the creation of station clusters or entering LMAs and their impact on market share and revenues, the seasonality of our operations and revenues, our ability to achieve cost reductions, our need for additional capital, our ability to raise capital through debt and equity financing, the availability of additional capital resources, the terms of any financing that we may obtain, the incurrence of accounting and legal fees in connection with acquisitions, critical accounting policies, related party transactions and our issuance of warrants.

We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our ability to provide and market competitive services and products, our ability to diversify revenue, our ability to attract, train and retain qualified personnel, our ability to operate and integrate new technology, changes in consumer preferences, changes in our operating or expansion strategy, changes in economic conditions, fluctuations in prevailing interest rates, our ability to identify and effectively integrate potential acquisitions, FCC and government approval of potential acquisitions, our inability to renew one or more of our broadcast licenses, our ability to manage growth and effectively serve an expanding customer and market base, geographic concentrations of our assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of capital and liquidity, our ability to compete with other companies that produce and distribute syndicated radio programs and/or own radio stations, shifts in population and other demographics, changes in governmental regulations, laws and regulations as they affect companies that produce and distribute syndicated radio programs and/or own radio stations, industry conditions, the popularity of radio as a broadcasting and advertising medium, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our lack of control over MSI, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of companies that produce and distribute syndicated radio programs and/or own radio stations and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview of 2007

The advertising environment for 2007 was slightly below that of 2006. The RAB has reported that radio revenue growth for 2007 (year over year comparison for the nine months ended in September) was down approximately 2% from the prior year due to concerns of economic recession in both local and national markets. However, non-broadcast radio revenue (“non-spot revenue”) increased 10% in the same nine-month period. Our rural market focus allows us to capitalize on the growth in non-spot revenue as we participate as active members in the communities in which we operate. For 2007, our revenue performance outpaced the industry with total net revenues increasing 6.56% in radio operations. Combined revenue from radio, multi-media, media purchasing, and syndication increased 7.32% in 2007 compared to 2006.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that we believe will increase our share price.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased 97% to approximately $8,640 at December 31, 2007 from approximately $86,110 at December 31, 2006. The change was a net result of an increase in cash of $2,937,917 related to financing activities, primarily the private placement in May 2007, a decrease in cash of $1,417,777 related to operations, and a decrease in cash of $1,597,609 related to investing activities, primarily the acquisitions of River Broadcasting and Shamrock Broadcasting.

Accounts Receivable. Accounts receivable, less allowance for doubtful accounts, increased 62% to approximately $650,580 at December 31, 2007 from approximately $402,060 at December 31, 2006. This increase was primarily a result of our 2007 acquisitions of River and Shamrock Broadcasting. Additionally, we have realized growth in affiliate relations subscriptions for our syndication services.

Prepaid Expenses. Prepaid expenses and other current assets, including security deposits, increased to approximately $45,720 at December 31, 2007 from $0 at December 31, 2006. This increase was primarily a result of timing differences in recognition of expense.

Property and Equipment. Net property and equipment increased 885% to approximately $548,700 at December 31, 2007 from approximately $62,020 at December 31, 2006. This increase was primarily a result of the purchase and acquisition of property and equipment required for the operation of the five stations within our Greenville Mississippi super-regional cluster.

Intangible Assets. Intangible assets, net of amortization, increased to $1.1 million at December 31, 2007 from $0 at December 31, 2006. This increase was primarily a result of the acquisition of broadcast licenses in the Greenville, Mississippi super-regional cluster. This intangible asset balance primarily consists of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements.

As of December 31, 2007, approximately 47.4% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. We expect that all licenses will continue to be renewed in the future.

Goodwill. Goodwill increased to approximately $79,280 at December 31, 2007 from $0 at December 31, 2006. This increase was a result of our 2007 acquisitions of River Broadcasting and Shamrock Broadcasting.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 307% to approximately $665,670 at December 31, 2007 from approximately $217,200 at December 31, 2006. This increase was primarily a result of expansion of the scope of business during 2007.

Short-term Debt. Short-term debt increased 14% to approximately $239,290 at December 31, 2007 from approximately $210,370 at December 31, 2006. This increase was primarily a result of drawing funds from available credit with Regions Bank to fund operational costs during 2007.

Long-term Debt. Long-term debt decreased 9% to approximately $522,210 at December 31, 2007 from approximately $578,720 at December 31, 2006. This decrease was primarily a result of regular payments reducing principal balances on debt.

Notes Payable. Notes payable increased to approximately $69,180 at December 31, 2007 from $0 at December 31, 2006. This increase was primarily a result of the financed purchase of four vehicles to be used for radio broadcast operations in the Greenville Super-Regional Cluster.

Leases Payable. Leases payable increased to approximately $9,970 at December 31, 2007 from $0 at December 31, 2006. This increase was primarily a result of a lease purchase agreement for studio equipment for our studios located on Music Row.

Results of Operations

Analysis of Consolidated Statements of Operations. The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,
	2007	2006	Percent Change

Net Revenues	$2,970,965	$2,753,244	7.9%
Operating expenses excluding depreciation, amortization and merger related expenses	3,599,793	2,786,489	30%
Depreciation and amortization	77,991	18,322	326%
Merger related expenses	397,462	-	**
Corporate general and administrative expenses	514,925	-	**
Impairment charge	-	-	**

Operating income (loss)	(1,619,206)	(51,567)	**
Net interest expense	(77,288)	(124,456)	(38)%

Total non-operating expense, net	(77,288)	(124,456)	(38)%

Net income (loss)	(1,696,494)	(176,023)	**
Net income (loss) attributable to common stockholders	$(1,696,494)	$(176,023)	**

**   Calculation is not meaningful.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2007 and 2006 have been presented on a historical basis.

Net Revenues. Net revenues for the 12 months ended December 31, 2007 increased $217,721 to $2,970,965, a 7.9% increase from the same period in 2006, primarily as a result of organic growth of our media purchasing and syndication business, as well as from growth through the acquisition of Shamrock and River Broadcasting.

In addition, on a same-station basis, net revenues for the 12 months ended December 31, 2007 increased $36,330 to $590,509, an increase of 6.56% from the same period in 2006, due to new management and sales strategies.

Corporate, General and Administrative Expenses. Corporate operating expenses for the 12 months ended December 31, 2007 have increased over the comparative period in 2006 due primarily to increased personnel costs and, an increase in professional fees related to company growth, and the Reverse Merger.

  Depreciation and Amortization. Depreciation and amortization increased $59,669, or 326%, to $77,991 for the year ended December 31, 2007 compared to $18,322 for the year ended December 31, 2006. This increase is primarily a result of increases in property and equipment purchases during 2007.

LMA Fees. We did not incur any LMA fees for the year ended December 31, 2007. We project utilization of LMA transactions for 2008 associated with acquisitions in the Greenville Mississippi region.

Impairment Charge. SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the first quarter of 2008 and were not required to record any impairment to broadcast licenses and goodwill for the year ended December 31, 2007.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results.

Net Interest Expense. Interest expense, net of interest income, decreased by $47,168, or 38%, to $77,288 for the year ended December 31, 2007 compared to $124,456 for the year ended December 31, 2006. This decrease was primarily due to a decrease in debt financing, and relational increase in equity financing through the Reverse Merger.

Net Income (loss). As a result of factors described above, net income declined by $1,520,47 to ($1,696,494) for the year ended December 31, 2007 compared to ($176,023) for the year ended December 31, 2006.

Seasonality

We expect that our operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year, and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the relationship between advertising purchases on the these formats with the retail cycle. This seasonality causes, and will likely continue to cause a variation in our quarterly operating results. Such variations could have an effect on the timing of our cash flows.

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station, corporate operations, capital expenditures, interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2007 and 2006:

	2007	2006

Acquisitions and purchase of intangible assets	$1,337,134	$—
Capital expenditures	260,475	24,676
Repayments of bank borrowings	68,580	324,035
Interest payments	99,147	124,456

In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses, and interest and debt service payments. In addition, in the long term, our funding needs will include future acquisitions and capital expenditures associated with maintaining our stations and corporate operations, as well as implementing additional multi-media platforms and HD Radio technology.

Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowing under credit facilities. We do not believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service for the next 12 months. We are actively engaged in implementation of additional funding sources through debt and equity options available to us. Further, our ability to obtain additional equity or debt financing is subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our capital needs.

Our acquisitions are entirely underwritten by our ability to go into the debt or equity markets to continually raise capital at reasonable prices to support our present and future acquisitions. Any substantial market downturns that effectively close those avenues would severely restrict our ability to grow and execute a major portion of our business model going forward, and could adversely impact our viability as a company.

We and our wholly owned subsidiaries may be able to incur additional indebtedness in the future, subject to the restrictions contained in our credit facilities. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

We have made our initial radio station acquisitions without taking on any additional debt financing. However, debt financing may be advisable and attractive as we contemplate future additional acquisitions. Although we are and will be unable to predict the precise terms of any financing until the time that such financing is actually obtained, it is likely that any such financing will fit within the following parameters:

•
None of the indebtedness to which the Properties would be subject will be recourse to the stockholders, although some or all of the indebtedness may be recourse to us. However, each obligation will be secured by a first lien and/or second lien security interest in the financed Property. It is probable that all of our Properties will be subject to substantial security interests.

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

•
There can be no assurances that additional capital will be available on the terms acceptable us. While financing may initially be available only on a Property by Property basis, we may eventually seek to refinance all of our Properties in one non-recourse loan which would, in all likelihood, be secured by all of our Properties.

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Cash Flows from Operating Activities

	2007	2006

Net cash (used in) provided by operating activities	($1,417,777)	$186,589

Net cash provided by operating activities decreased by $1,604,366 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in cash flows is partially attributed to changes in timing of certain payments, as well as significant start up costs.

Cash Flows from Investing Activities

	2007	2006

Net cash used in investing activities	$1,597,609	$24,676

Net cash used in investing activities increased $1,572,933 for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is due to acquisitions and the purchase of intangible assets. During 2007, we completed the acquisition of broadcast licenses, and funded these acquisitions entirely in cash. For the year ended December 31, 2007, we invested approximately $1.3 million in station acquisitions, and the purchase of certain broadcast licenses in the Greenville, Mississippi market. During the fourth quarter of 2007, we entered into a letter of intent to purchase additional broadcast licenses in the same market area. We anticipate fulfilling this letter of intent through a mixture of debt and equity financing during the first quarter and second quarters of 2008.

Cash Flows from Financing Activities

	2007	2006

Net cash provided by (used in) financing activities	$2,937,917	$(67,890)

For the year ended December 31, 2007 net cash provided by financing activities increased $3,005,807 compared to the year ended December 31, 2006, primarily due to the private placement of our common stock.

Sources of Liquidity. Currently, our primary source of liquidity is cash flows provided by our operations. We will require additional capital to execute our plan, to grow through the acquisition of radio stations and radio station clusters, as well as for working capital requirements. Our current cash flows from operations are not sufficient to meet our working capital requirements over the next 12 months. We do not presently have sufficient capital to make additional acquisitions. On January 25, 2008, we entered into an agreement with Remington Partners, Inc., a California corporation, for a bridge loan in the amount of $250,000 in order to fund current operating expenditures. On February 15, 2008, our board of directors approved an additional $500,000 to be utilized from the Remington Partners credit facility in order to satisfy the capital requirements necessary to proceed with the next phase of our acquisition strategy. Our obligations under this credit facility are non-collateralized.

As of December 31, 2007, our long-term debt, including the current portion, was $686,974 , representing approximately 89% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.

Our substantial indebtedness could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•	increasing our vulnerability to general economic downturns and adverse industry conditions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt; and
•	restricting us from making strategic acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectibility. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, “Goodwill and other Intangible Assets”, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, was derived primarily by using a discounted cash flows approach. The fair market values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair market value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A significant future decrease in the fair market value of broadcast licenses or goodwill in a market could result in impairment charges.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

Accounting Pronouncements

See Note 11 in the accompanying notes to the audited financial statements included elsewhere in this report.

Item 8. Financial Statements and Supplementary Data.

The information in response to this item is included in our consolidated financial statements, together with the report thereon of Maddox, Unger, Silberstein, PLLC, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9A(T). Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K.

Based upon that evaluation and as of the end of the period covered by this annual report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company has not included under this Item 9A(T) management’s report on its assessment regarding internal control over financial reporting. As indicated in Item 1 of this report, the Company became a reporting company under the Securities and Exchange Act of 1934, as amended, pursuant to a Reverse Merger in May, 2007. As a result, the Company ceased to control the assets and operations of California News Tech, the former reporting company (the “Predecessor Company”) upon effectiveness of the Reverse Merger and the Post-Merger Operating Agreement, and the Company’s assets and operations became solely the assets and operations of the merging private company (i.e., Debut Broadcasting). As a result of the Reverse Merger, the former management team of the Predecessor Company and the accounting systems, accounting policies and internal controls over financial reporting of the Predecessor Company were replaced by the management, accounting systems and internal controls over financial reporting of the merging private company. In effect, this annual report on Form 10-K for the year ending December 31, 2007 is the first annual report that has been filed with respect to the assets and operations of Debut Broadcasting.

New management of the Company acknowledge that they are responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and management believe the Company’s internal control over financial reporting as of December 31, 2007 was effective. Neither management nor the Company’s registered independent accountants identified any material weakness in the Company’s internal control over financial reporting. However, because of the abbreviated period during which the Company, operating as Debut Broadcasting, was a reporting company during 2007, management had not completed as of December 31, 2007 an assessment of the Company’s internal control over financial reporting under a recognized control framework. That assessment process is ongoing and will be completed during the 2008 fiscal year. Management believe that including such a report for 2007 with incomplete data would be uninformative, and potentially misleading, to investors. Accordingly, the Company will include management’s report on its assessment regarding internal control over financial reporting in its next annual report.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission.

(c) Changes in Internal Control over Financial Reporting

Except for the hiring during the fourth quarter of Sariah Hopkins as our new controller, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Corporate Governance - Selection of Director Candidates” and “Corporate Governance - Committees of the Board of Directors - Audit Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

The following table sets forth certain information with respect to our executive officers as of February 28, 2008:

Name	Age	Position(s)
Steven Ludwig	37	Chief Executive Officer
Robert Marquitz	60	President and Chairman of the Board
Shannon Farrington	41	Executive Vice President, Chief Financial Officer
StStephen Rush	65	Executive Vice President, General Counsel

Robert Marquitz is a director as well as our Chairman. His career has been solidly based in broadcasting. In the 1980’s and 1990’s, he served as Corporate Vice President of one of the nation’s most admired broadcasting companies, Malrite Communications Group. At Malrite, Mr. Marquitz was responsible for all aspects of operations, programming, research and marketing of the company’s 16 major market radio stations. In 1998, Mr. Marquitz co-founded The Marketing Group, Inc., a wholly owned subsidiary of Debut Broadcasting Corporation, Inc., with Steven Ludwig, and has served as our President since that time. In 2003, Mr. Marquitz launched Direct Connection, a Christian program modeled after New Music Nashville, which currently has nearly 150 affiliates. Mr. Marquitz is Anderson Merchandiser Inc.’s official music/radio consultant and is deeply involved on a day-to-day basis with leaders of the record and radio business.

Steven Ludwig is our Chief Executive Officer and a director. Mr. Ludwig has worked in radio and interactive marketing for 15 years. In 1998, Mr. Ludwig co-founded The Marketing Group, Inc. with Mr. Marquitz and has worked as Executive Vice President and Chief Operating Officer of the company since its inception. Mr. Ludwig coordinates all sales and business development efforts, as well as day-to-day implementation of our business plan. He also works with the staff to develop and implement operational strategies with feedback from clients. Mr. Ludwig graduated with honors from Valparaiso University with a B.S. degree in business in 1992.

Shannon Farrington has served as our Chief Financial Officer since May of 2007. Ms. Farrington has over 20 years experience in financial management. Ms. Farrington has been the Chief Executive Officer of Wolcott Squared, Inc. (“W Sqaured”) since 2006. Prior to working for us and W Squared, she was Senior Vice President and Chief Financial Officer of CHD Meridian Healthcare, Inc., the nation’s largest provider of on-site healthcare from 1995 until 2004. Prior to joining CHD Meridian Healthcare, Ms. Farrington was Assistant Vice President, Director of Finance for Coventry Corporation, and Vice President, Corporate Controller for Allied Clinical Laboratories. Ms. Farrington also worked for Ernst & Young. Ms. Farrington is a CPA and received her BSBA in Accounting from the University of Arkansas.

Stephen Rush is our Executive Vice President, General Counsel and a director. Mr. Rush earned his J.D. from Vanderbilt Law School in 1976, and has practiced law for 31 years. In addition to his employment with us, he founded Rush Law Group in 1994, a firm specializing in intellectual property law. His clients include regional, national, and global companies and individuals ranging from cable and television companies to the estate of George Gershwin. Mr. Rush was appointed by the Secretary of the U.S. Department of Commerce to the Tennessee District Export Council where he served as chairman. He is the founding President of the Southeastern Institute for Law & Commerce, a non-profit 501(c)(3) corporation, which implemented a comprehensive training program in Moscow and St. Petersburg to assist Russian criminal defense attorneys in integrating jury trials into their practice, as requested by the head of The State and Legal Agency of the Executive Office of the President of the Russian Federation. Mr. Rush manages risk for the company by providing oversight on contracts and other legal matters. He also leads our efforts to seek sources of additional financial capital to fund further expansion and other growth opportunities.

The following table sets forth certain information with respect to our significant employees as of February 28, 2008:

Name	Age	Position(s)
Sariah Hopkins	30	Corporate Controller
Steven Shelton	50	Greenville Super-Regional Cluster General Manager

Sariah Hopkins is our Corporate Controller. Ms. Hopkins has over 10 years of experience in media, entertainment and advertising controllership. In 2007, she served as a key member of the financial management team of publicly traded Gannet Publications, serving as Manager of Financial Planning and Analysis. From 2004 to 2006, Ms. Hopkins served as Controller to Marketshare, a privately held marketing and advertising firm headquartered in Michigan. Prior to working with Marketshare, Ms. Hopkins held a financial position with Bortz Entertainment Group from 2001 to 2004. Additionally, Ms. Hopkins has prior financial experience with a leveraged SBIC venture capital firm and a regional National Public Radio affiliate in the Great Plains region. Ms. Hopkins holds a BA in Music Business, Magna Cum Laude from Columbia College, an MBA Finance, Summa Cum Laude from Baker College, as well as an MBA Accounting, Summa Cum Laude from Baker College.

Steven J. Shelton serves as General Manager of Debut Broadcasting Mississippi. His career has been built around executive sales management. Mr. Shelton’s radio industry experience started in the 1970's, working as an announcer/music director and production director before entering the executive sales management phase of his career. In 1988, he formed STG, Inc., which quickly became one of the Southeast’s leading semi conductor/electro-mechanical representative firms. In 1998 he formed STG Media LLC and served as President and managing partner of three stations in Huntsville, Alabama, and one FM in Birmingham, Alabama. STG Media became one of the most successful radio companies in Alabama and was sold in May of 2006.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. The required information regarding securities authorized for issuance under our executive compensation plans is incorporated by reference to the information set forth under the caption “Proposal 3 - Approval and Adoption of Debut Broadcasting Corporation, Inc. 2007 Stock Incentive Plan - Equity Compensation Information” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Auditor Fees” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this annual report on Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.

Exhibits.

3 .1	Amended and Restated Articles of Incorporation.
3 .2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
10 .1
Promissory Note, dated as of January 25, 2008, between Debut Broadcasting Corporation, Inc. and Remington Partners, Inc., (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on January 25, 2008).

10.2
Warrant, dated January 21, 2008, between Debut Broadcasting Corporation, Inc. and Remington Partners, Inc. (incorporated herein by reference to exhibit 10.2 to our Current Report on form 8-K, filed on January 25, 2008).

10.3
Impact Network Affiliate agreement, dated November 7, 2007, between Debut Broadcasting Corporation, Inc. and GAP Broadcasting (incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on November 19, 2007).

10.4
Letter Agreement, dated August 15, 2007, between The Marketing Group, Inc. and Regions Bank (incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on August 29, 2007).

10 .5	Debut Broadcasting Corporation, Inc., 2007 Employee Stock Incentive Plan.
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Employee Stock Incentive Plan.
10.7	Form of Non-Qualified Stock Option Agreement.
10.8	Form of Incentive Stock Option Agreement.
21	Subsidiaries of Debut Broadcasting Corporation, Inc.
31 .1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31 .2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32 .1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2008.

Debut Broadcasting Corporation, Inc

By:	/s/ Shannon Farrington
Shannon Farrington Executive Vice President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ludwig Steven Ludwig	President, Chief Executive Officer and Director, (Principal Executive Officer)	March 3, 2008

/s/ Shannon Farrington Shannon Farrington	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2008

/s/ Robert Marquitz Robert Marquitz	Chairman, Executive Vice President, and Director	March 3, 2008

/s/ Stephen Rush Stephen Rush	Chief Legal Counsel, Executive Vice President, and Director	March 3, 2008

/s/ Frank Woods Frank Woods	Director	March 3, 2008

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
10.1
Promissory Note, dated as of January 25, 2008, between Debut Broadcasting Corporation, Inc. and Remington Partners, Inc., (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on January 25, 2008).

10.2
Warrant, dated January 21, 2008, between Debut Broadcasting Corporation, Inc. and Remington Partners, Inc. (incorporated herein by reference to exhibit 10.2 to our Current Report on form 8-K, filed on January 25, 2008).

10.3
Impact Network Affiliate agreement, dated November 7, 2007, between Debut Broadcasting Corporation, Inc. and GAP Broadcasting (incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on November 19, 2007).

10.4
Letter Agreement, dated August 15, 2007, between The Marketing Group, Inc. and Regions Bank (incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on August 29, 2007).

10.5	Debut Broadcasting Corporation, Inc., 2007 Employee Stock Incentive Plan.
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Employee Stock Incentive Plan.
10.7	Form of Non-Qualified Stock Option Agreement.
10.8	Form of Incentive Stock Option Agreement.
21	Subsidiaries of Debut Broadcasting Corporation, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED FINANCIAL STATEMENTS

 Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Debut Broadcasting, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Debut Broadcasting Corporation, Inc., a Nevada corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Debut Broadcasting Corporation, Inc., as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
February 15, 2008

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$8,643	$86,112
Accounts Receivable, Net	650,580	402,067
Prepaid Expenses	45,388	—
Total Current Assets	704,611	488,179

Property and Equipment, Net	541,159	62,026

Other Assets
Deposits	336	—
Goodwill	79,280	—
FCC Licenses	1,037,000	—
Non-Compete Agreement, Net	13,924	—
Total Other Assets	1,130,540	—

TOTAL ASSETS	$2,376,310	$550,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$339,734	$167,048
Accrued Expenses and Taxes	339,442	50,154
Notes Payable to Stockholders	—	215,158
Lines of Credit	239,297	210,375
Notes Payable-Current portion	85,600	53,043
Total Current Liabilities	1,004,073	695,778

Long Term Liabilities
Leases Payable	9,976	—
Notes Payable	591,398	578,725
Total Long Term Liabilities	601,374	578,725

TOTAL LIABILITIES	$1,605,447	$1,274,503

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock	30,383	1,000
Paid in Capital	3,162,272	—
Accumulated Deficit	(2,421,792)	(725,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	770,863	(724,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,376,310	$550,205

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Gross Revenues	$2,970,965	$2,753,244

Operating Expenses	4,590,171	2,804,811
Operating (Loss)	(1,619,206)	(51,567)

Other Income (Expense)	(77,288)	(124,456)

Net (Loss)	$(1,696,494)	$(176,023)

Weighted Average Number Of Shares Outstanding	19,794,381	19,794,381
Net (Loss) Per Share	$(0.09)	$(0.01)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Beginning Balance, January 1, 2006	5,000	$1,000	$—	$(549,275)	$(548,275)
Net Loss for the Year Ended December 31, 2006				(176,023)	(176.023)
Balance, December 31, 2006	5,000	1,000	—	(725,298)	(724,298)
Recapitalization	10,000,000 (5,000)	1,000 (1,000)			1,000 (1,000)
Private Placement	6,000,000	18,000	2,958,497		2,976,497
Stockholder Note Conversion	430,316	1,291	213,867		215,158
Debenture Conversion	3,000,000	9,000	91,000		100,000
Existing CNT	364,065	1,092	(1,092)		--
MSI Debentures			(100,000)		(100,000)
Net Loss for the Year Ended December 31, 2007				(1,696,494)	(1,696,494)
Ending Balance, December 31, 2007	19,794,381	$30,383	$3,162,272	$(2,421,792)	$770,863

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:
Net (Loss) for the Period	$(1,696,494)	$(176,023)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization Expense	77,991	18,322
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(201,244)	273,055
(Increase) in Other Current Assets	(45,723)	—
Increase in Accounts Payable	172,686	22,749
Increase (Decrease) in Accrued Expenses and Taxes	275,007	48,486
Net Cash (Used in) Provided By Operating Activities	(1,417,777)	186,589

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(260,475)	(24,676)
Acquisition of Shamrock Broadcasting	(300,000)	—
Acquisition of River Broadcasting	(1,037,134)	—

Net Cash Used in Investing Activities	(1,597,609)	(24,676)

Cash Flows from Financing Activities:
Net proceeds from private placement of common stock	2,976,497	—
Proceeds from short term debt	30,000	—
Proceeds from long term debt	—	300,000
Proceeds from stockholder notes	—	30,000
Payments on stockholders loans	—	(20,812)
Repayment of short term debt	(11,212)	(164,625)
Repayment of long term liabilities	(57,368)	(159,410)
Transfers to current portion of long term debt	—	(53,043)
Net Cash Provided By (Used in) Financing Activities	2,937,917	(67,890)

Net Increase (Decrease) in Cash and Cash Equivalents	(77,469)	94,023

Cash and Cash Equivalents - Beginning	86,112	(7,911)

Cash and Cash Equivalents - Ending	$8,643	$86,112

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1. Organization

Debut Broadcasting Corporation, Inc. is located in Nashville, Tennessee and conducts business from its principal executive office at 1209 16th Avenue South, Nashville, Tennessee 37212. We produce and distribute syndicated radio programs to radio stations across the United States and Canada. In addition, we own and operate five radio stations in Mississippi.

We maintain radio syndication in Nashville and produce and distribute 14 radio programs, which are broadcast over approximately 1,400 radio station affiliates. These radio programs have an estimated 40 million U.S. listeners per week. In addition to its syndication services, we own and operate a multi-media studio with audio, video and on-line content production capabilities. This facility is located on Music Row in Nashville, Tennessee. We also provide marketing, consulting and media buying (advertising) for our radio broadcast station customers in the United States.

On May 17, 2007, we consummated a reverse merger with California News Tech, a public company that was incorporated in Nevada. Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (see Note 3 - Business Combinations). Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, between us and MSI, the parties agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. We anticipate that the spin-off of MSI will be completed during the first quarter of 2008.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Debut Broadcasting Corporation, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

These results exclude the assets, liabilities and operations of MSI, a wholly-owned subsidiary that we do not control and expects to spin off during the first quarter of 2008 (See Note 3 - Business Combinations).

Accounts Receivable

We use the allowance method for determining the collectibility of our accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Accounts receivable on the consolidated balance sheet is stated net of our allowance for doubtful accounts. The following table shows activity in our allowance for doubtful accounts:

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Balance of Allowance for Doubtful Accounts
December 31, 2005	$-
Charged to expense	300
Deductions	(300)
December 31, 2006	-
Charged to expense	89,975
Deductions	(69,676)
December 31, 2007	20,299

Property and equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Building improvements are amortized using the straight-line method over the term of the lease or the useful life of the improvements, whichever is shorter. Accelerated depreciation methods are generally used for income tax purposes. Repairs and maintenance costs are charged directly to expense as incurred.

Property and equipment consists of the following at December 31:
	Estimated Useful Life	2007	2006
Land		$49,500	$-
Buildings and building improvements	5-10 years	71,810	-
Towers and studio equipment	5-30 years	314,666	53,115
Furniture, fixtures and equipment	3-7 years	150,515	94,184
Automotive	3-5 years	101,858	-

Accumulated depreciation		(147,190)	(85,273)
Property and equipment, net		$541,159	$62,026

Depreciation expense was $61,916 and $18,322 in 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. During the fourth quarter of 2007, we completed our annual impairment testing of our goodwill using these valuation techniques and determined there was no impairment.

FCC Licenses

FCC licenses are an indefinite lived asset. We do not amortize FCC licenses but test it for impairment annually, and have determined that there was no impairment at December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Other Intangibles

Other intangibles represent non-compete agreements with the sellers of the Shamrock Broadcasting and River Broadcasting. The non-compete agreements are amortized straight-line over the term of the non-compete agreement.

Amortization expense was $16,075 and $0 in 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable loss for federal and state income tax reporting purposes. See Note 9, Provision for Income Taxes, for additional information related to the provision for income taxes.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ materially from our estimates.

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

Advertising

We expense advertising costs as they are incurred. Total advertising costs of $16,370 and $9,732 are included in the financial statements for the years ended December 31, 2007 and 2006, respectively.

Net Loss Per Share

We present basic loss per share in the consolidated statements of operations. As provided by SFAS No. 128, “Earnings Per Share,” basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. As of December 31, 2007, we had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the reverse merger of us with California News Tech. Therefore, the calculation of loss per share is based on the number of shares of common stock outstanding assuming the reverse merger was completed on January 1, 2006.

Reclassifications

To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), as of May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

3. Business Combinations

California News Tech

On May 17, 2007, we entered into an Agreement and Plan of Merger with California News Tech. The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of California News Tech by us. MSI held all of the assets and operations of California News Tech at the date of the merger.

As part of the reverse merger, each share of common stock of Debut Broadcasting, Inc., a Tennessee corporation formerly known as The Marketing Group (“Debut Broadcasting”), issued and outstanding immediately prior to the closing of the merger was converted into the right to receive one share of common stock. As a result, the stockholders of Debut Broadcasting received 10,000,000 newly issued shares of common stock.

Also as part of the reverse merger, we issued 6,430,316 shares of our common stock to investors as a result of closing a private offering that was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction.

On June 27, 2007, MSI filed a registration statement with the Securities and Exchange Commission with the respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off of MSI during the first quarter of 2008.

As part of the reverse merger, we also entered into a Post-Merger Operating Agreement with MSI in which the parties agreed to operate their respective businesses separately and we, specifically agreed that we would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated. In addition, MSI agreed that it would not interfere in any manner with our operations, have any rights to use, acquire or otherwise operate any of our assets or intellectual property or create any liabilities for which we would be obligated.

Moreover, as part of the Post-Merger Operating Agreement, we agreed that if for any reason California News Tech is unable to register the MSI shares, we would sell our MSI shares to the Predecessor Company’s president and director, Marian Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from us effective as of the date of the reverse merger.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

In addition, at the time of the reverse merger, we were released from certain liabilities to our former president and director, Mr. Munz, and his spouse; however, these liabilities continued as the sole responsibility of MSI in the form of two separate convertible promissory notes. These notes remain outstanding but, if converted under their terms into shares of MSI common stock, would represent over an 80% interest and full voting control over MSI.

As a result, we consider MSI a non-controlled subsidiary and we have not included any operating results, cash flow analysis or assets and liabilities of MSI in our consolidated financial statements.

We reported the details of the Agreement and Plan of Merger and the related transactions on a Form 8-K filed May 22, 2007.

Shamrock Broadcasting, Inc.

On June 7, 2007, we acquired two radio broadcast stations identified as WNLA FM 105.5 MHz and WNLA AM 1380 kHz in Indianola, Mississippi, from Shamrock Broadcasting, Inc., including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $300,000. In a separate agreement, we purchased the accounts receivable of Shamrock Broadcasting through issuance of a $10,134 promissory note payable in equal installments made in each of three months following completion of the transaction.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

We reported our acquisition of these five radio stations on a Form 8-K filed June 22, 2007.

4. Accrued Expenses and Taxes

At December 31, 2007 and 2006, the following amounts were included in current liabilities in the consolidated balance sheet:

	2007	2006
Accrued Compensation	$42,909	$21,662
Accrued 401(k) Contributions	9,805	-
Accrued Other Expenses	14,788	-
Accrued Producer Sharing Payouts	271,940	-
Accrued Interest Expense	-	28,492

Total	$339,442	$50,154

5. Lines of Credit

On May 3, 2002 and amended on April 26, 2004, we entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000. The note requires monthly interest payments and the interest rate is based on the bank’s prime, which was 8.975% at December 31, 2007. The note matures on May 3, 2008. The balance of the line of credit at both December 31, 2007 and 2006 was $75,000.

We signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on February 28, 2008, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 7.105% at December 31, 2007. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain of our officers and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance at December 31, 2007 and 2006 was $164,297 and $135,375, respectively.

6. Notes Payable to Stockholders

Stockholder loans to us were made under various promissory notes dated May 15, 2003 through May 17, 2006. The interest rate for these loans was the prime rate. Principal and interest were payable upon stockholder demand. The total balance of these loans at December 31, 2007 and 2006 was $0 and $162,158, respectively.

On June 6, 2005, we entered into an unsecured loan agreement with Rush Capital, LLC for $50,000. Rush Capital is an entity owned and controlled by an officer and stockholder of ours. The promissory note, plus interest accrued at prime, was payable upon demand. The total balance of these loans at December 31, 2007 and 2006 was $0 and $50,000.

On June 5, 2006, we entered into a loan agreement with Rush Capital, LLC for $3,000. The promissory note, plus interest accrued at prime, was payable upon demand. The total balance of this loan at December 31, 2007 and 2006 was $0 and $3,000.

Effective with the reverse merger on May 17, 2007, the Rush Capital note and other stockholder notes were converted into 430,316 shares of our common stock. (See Note 3 - Business Combinations). Therefore, the balance of these loans at December 31, 2007 was $0.

Total interest expense associated with the stockholder loans for years ended December 31, 2007 and 2006 was $6,680 and $17,484, respectively. Accrued interest due to stockholders was $0 and $28,492 as of December 31, 2007 and 2006, respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.  Long Term Debt

Regions Bank Loan

On August 15, 2006, we signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of 7.14% as of December 31, 2007. The loan is secured by all of our inventory, chattel paper, accounts, equipment and general intangibles. The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the years ended December 31, 2007 and 2006 was $20,217 and $7,497, respectively. The balance of the loan at December 31, 2006 was $284,280, of which $53,043 was classified as current portion of long-term debt. The balance of the loan at December 31, 2007 was $231,802, of which $57,076 is classified was current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, we signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at a rate of 12%. The note was amended in April 2003 requiring interest only payments indefinitely. Total interest expense on the Citadel Communications loan for the years ended December 31, 2007 and 2006 was $41,712 and $41,712, respectively. The balance of the loan at both December 31, 2007 and 2006 was $347,491.

Vehicle Loans

On August 28, 2007, we signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011. The purchased vehicles will be used in conjunction with radio broadcast operations.

On September 25, 2007, we signed a retail installment sale contract with GMAC for the purchase of two vehicles for $47,498 with an effective interest rate of 5.0%. The corresponding promissory note is to be paid over a three-year period with a monthly payment of $1,424. The purchased vehicles will be used in conjunction with radio broadcast operations.

Total interest expense on the vehicle loans for the years ended December 31, 2007 and 2006 was $1,355 and $0, respectively. The principal balance of the vehicle loans as of December 31, 2007 and 2006 was $93,040 and $0, respectively. At December 31, 2007, $23,860 was classified as the current portion of the loan.

Capital Lease

On December 5, 2007, we entered into a capital lease arrangement with National City Media Finance to acquire the capital lease for studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Total interest expense on the capital lease for studio equipment for the years ended December 31, 2007 and 2006 was $94 and $0, respectively. The principal balance of the capital lease as of December 31, 2007 and 2006 was $14,636 and $0, respectively. At December 31, 2007, $4,663 was classified as the current portion of the lease.

8. Stockholders’ Equity

In connection with the reverse merger on May 17, 2007, all shares of common stock of Debut Broadcasting outstanding prior to the merger were exchanged for 10,000,000 shares of our common stock.

In addition, in connection with the reverse merger, we completed a private placement of 6,000,000 shares of our common stock at $0.50 per share. The transaction was recorded net of financing costs of $23,502.

Finally, in connection with the reverse merger, we converted notes payable to stockholders in the amount of $215,158 into 430,316 shares of our common stock at $0.50 per share.

The pre-merger stockholders of California News Tech maintained 364,065 shares of our common stock.

On May 21, 2007, $100,000 of convertible debentures issued on May 15, 2007 were converted into 3,000,000 shares of our common stock.

9. Provision for Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance. We have determined that realization is uncertain and, therefore, a valuation allowance has been recorded against this future income tax asset.

10. Related Parties

Stockholder loans to us have been made under various notes dated May 15, 2003 though May 17, 2006.

We lease a vehicle from an entity owned by an officer for $691 per month, and accordingly, include this amount in the operating lease commitments. (See Note 20 pertaining to operating leases in Commitments and Contingencies). Management believes the lease is similar to that of an arms’ length transaction. Total lease expense for the corresponding vehicle for the years ended December 31, 2007 and 2006 was $5,058 and $4,764, respectively.

During July 2005, we entered into a lease agreement for office space with a company owned by an officer. Management believes that the arrangement is similar to that of an arms’ length transaction. For both the years ended December 31, 2007 and 2006, we incurred corresponding rental expense of $21,600.

We provide services to an entity owned and operated by an officer and stockholder. We also entered into an agreement under which the same officer and stockholder provides radio show content to us. The terms of these arrangements generally reflect those negotiated with independent content providers and, therefore, management believes that it acquires this content on terms and rates similar to that of an arms’ length transaction. For the years ended December 31, 2007 and 2006, we recognized revenues from related parties of $343,411 and $527,292, respectively. For the years ended December 31, 2007 and 2006, we incurred expenses of $299,979 and $479,340, respectively, to the same related party.

We also provide media buying services on behalf of an entity owned by an officer. We record both the revenue and corresponding expenses related to these media buying services. Management believes that the arrangement is similar to that of an arms’ length transaction. For the years ended December 31, 2007 and 2006, we recognized $407,129 and $827,337, respectively, in corresponding media buying revenue and incurred related media buying expenses of $371,129 and $670,617, respectively, for the same periods.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

11. Liquidity and Going Concern

We have limited working capital and have had significant historical operating losses from sales of products and services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to generate cash from the sale of our common stock and/or obtain debt financing and attaining future profitable operations. There can be no assurance that we will be successful in these efforts.

12. Commitments and Contingencies

Significant Customers

As of December 31, 2007, one customer represented 66% of our accounts receivable as reflected on the consolidated balance sheet. As of December 31, 2006, two customers represented 19% and 48% of our total accounts receivable.

During 2007, one customer accounted for 66% of our net revenue as reflected on the consolidated statement of operations. For the year ended December 31, 2006, two customers accounted for 37% and 26% of our net revenue.

Operating Leases

Future minimum cash lease commitments under all non-cancellable leases in effect at December 31, 2007 were as follows:
Lease Commitments
2008	$89,875
2009	75,592
2010	51,858
2011	29,592
2012	9,851
Thereafter	—
Total	$256,768

13. Subsequent Events

We are currently seeking financing to acquire additional radio stations in the southeast United States through asset purchases and/or time brokerage agreements.

To fund working capital shortfalls in the interim, we signed a $250,000 promissory note with Remington Partners, Inc. on January 21, 2008. The note accrues interest at 18% per annum and is due January 31, 2009. Pursuant to this note, Remington Partners, Inc. was issued warrants to purchase 62,500 shares of our common stock at an exercise price of $1.00. The warrant will be valued using the Black-Scholes model, and the related charge will be recorded as a debt issuance cost and included in amortization of financing costs in our statement of operations in the first quarter of 2008.

During the fourth quarter of 2007, the Board of Directors approved the 2007 Stock Incentive Plan providing a method to attract, retain and motivate our key personnel. On January 2, 2008, we granted options to purchase our common stock to our employees, board members and key contractors.