Form 10-K/A
period 2007-12-31
Debut Broadcasting Corporation, Inc.
filed 2008-05-02
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the annual report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (the “Original Filing”). This Amendment (i) corrects a typographical error in the first table provided in Item 10 of Part III, (ii) adds certain information to Item 12 of Part III that was previously incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, (iii) corrects references to the Company’s Articles of Incorporation, as amended, set forth in Item 15 of Part IV and the Index to Exhibits following the Signature Page, (iv) corrects references to the Company’s 2007 Stock Incentive Plan set forth in Item 15 of Part IV and the Index to Exhibits following the Signature Page, and (v) deletes Exhibit 3.1 (Amended and Restated Articles of Incorporation) that was attached to the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company has set forth the complete text of Items 10 and 15, as amended.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.

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

The following table sets forth certain information with respect to our executive officers as of February 28, 2008:

Name	Age	Position(s)
Steven Ludwig	37	Chief Executive Officer
Robert Marquitz	60	President and Chairman of the Board
Shannon Farrington	41	Executive Vice President, Chief Financial Officer
Stephen Rush	65	Executive Vice President, General Counsel

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

Steven J. Shelton serves as General Manager of Debut Broadcasting Mississippi. His career has been built around executive sales management. Mr. Shelton’s radio industry experience started in the 1970’s, working as an announcer/music director and production director before entering the executive sales management phase of his career. In 1988, he formed STG, Inc., which quickly became one of the Southeast’s leading semi conductor/electro-mechanical representative firms. In 1998 he formed STG Media LLC and served as President and managing partner of three stations in Huntsville, Alabama, and one FM in Birmingham, Alabama. STG Media became one of the most successful radio companies in Alabama and was sold in May of 2006.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (1)
Plan Category:
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders (2)	-	-	1,000,000
Total	-	$-	1,000,000

(1) Excludes shares to be issued upon exercise of outstanding options and rights.
(2) This includes only our 2007 Stock Incentive Plan, which was not approved by our stockholders.

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

Exhibits.

3.1	Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.2 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Current Report on Form 8-K, filed on December 29, 2006).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Current Report on Form 8-K, filed on May 22, 2007).
3.5	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
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

10.5	Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan.
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan.
10.7	Form of Non-Qualified Stock Option Agreement.
10.8	Form of Incentive Stock Option Agreement.
21	Subsidiaries of Debut Broadcasting Corporation, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2008.

Debut Broadcasting Corporation, Inc

By:	/s/ Steven Ludwig
Steven Ludwig
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ludwig	President,	April 30, 2008
Steven Ludwig	Chief Executive Officer and Director, (Principal Executive Officer)

/s/ Sariah Hopkins	Executive Vice President and	April 30, 2008
Sariah Hopkins	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Marquitz	Chairman,	April 30, 2008
Robert Marquitz	Executive Vice President, and Director

/s/ Stephen Rush	Chief Legal Counsel,	April 30, 2008
Stephen Rush	Executive Vice President, and Director

/s/ Frank Woods	Director	April 30, 2008
Frank Woods

Index to Exhibits

3.1	Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.2 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Current Report on Form 8-K, filed on December 29, 2006).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to exhibit 3.1 of our Current Report on Form 8-K, filed on May 22, 2007).
3.5	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
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

10.5	Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan.
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan.
10.7	Form of Non-Qualified Stock Option Agreement.
10.8	Form of Incentive Stock Option Agreement.
21	Subsidiaries of Debut Broadcasting Corporation, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.