Form 10-Q/A
period 2008-03-31
Debut Broadcasting Corporation, Inc.
filed 2008-05-15
CIK 1254371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50762

DEBUT BROADCASTING CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1209 16th Ave South, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)

(615) 866-3001

(Registrants telephone number, including area code)

Not Applicable

(Former name, former address, and formal fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐  No ☒

As of March 31, 2008, there were 19,794,360 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 for the purpose of inserting the signature page to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was inadvertently omitted from the original filing, and to amend certain typographical errors in the management certifications filed as Exhibits 31.1, 31.2 and 32.1.  Other than the change referred to above, all other information in the Registrant’s Form 10-Q remains unchanged.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007;

Consolidated Statements of Operations and Accumulated Deficit for the three months ended March 31 2008 and 2007;

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2007 was derived from the Company’s audited financial statements for the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007(1)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$451,096	$8,643
Accounts receivable, net	887,047	650,580
Other current assets	173,758	45,723
Total current assets	1,511,901	704,946

Property and equipment, net	566,319	541,159
Goodwill	79,280	79,280
FCC licenses	1,037,000	1,037,000

Other intangible assets, net	8,153	13,925

Total assets	$3,202,653	$2,376,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$216,587	$339,734
Accrued expenses and taxes	573,089	339,411
Notes payable	—	—
Notes payable to shareholders	750,000	—
Lines of credit	274,297	239,297
Current portion of long-term debt	69,753	85,600
Total current liabilities	1,883,727	1,004,072

Long term liabilities
Long-term debt	595,105	601,374
Total long term liabilities	595,105	601,374

Total liabilities	2,478,833	1,605,446

Stockholders’ equity
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 issued and outstanding, respectively. (See Note 4)	30,383	30,383

Additional paid in capital	3,376,026	3,162,272
Accumulated deficit	(2,682,588)	(2,421,791)
Total stockholders’ equity	723,820	770,864

Total liabilities and stockholders’ equity	$3,202,653	$2,376,310

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited financial statements from the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

	Three months ended March 31,
	2008	2007

Net Revenue	$451,345	$263,467

Operating expenses
Advertising	39,480	17,653
Operating expense	604,979	239,817
Depreciation expense	33,472	4,709
Merger and acquisition related expenses	—	83,954

Total operating expenses	663,996	346,032

Operating (loss)	(212,300)	(82,565)

Other income and expense
Interest expense	36,221	26,915
Interest income	(814)	—

Total other income and expenses	35,407	26,915

Net (loss)	$(260,796)	$(109,480)

Accumulated deficit at the beginning of the period	(2,420,944)	(725,298)

Accumulated deficit at the end of the period	$(2,682,588)	$(834,778)

Loss per common share
Basic	$(0.0133)	$(0.0056)
Diluted	(0.0128)	(0.0056)
Weighted average number of shares outstanding, basic	19,794,360	19,794,360
Weighted average number of shares outstanding, diluted	20,550,069	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(260,796)	$(109,480)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	33,472	4,709
Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) decrease in accounts receivable	(237,136)	(1,249)
(Increase) decrease in other current assets	(129,095)	—
Increase (decrease) in accounts payable	(123,147)	41,071
Increase (decrease) in accrued expenses and taxes	233,647	8,025

Net cash provided by/(used in) operating activities	(222,258)	52,557

Investing activities:
Purchases of property and equipment	(51,132)	(1,322)

Net cash used in investing activities	(51,132)	(1,322)

Financing activities:
Proceeds from issuance of stock warrants	231,754	—
Proceeds from bank credit facility	35,000	15,000
Proceeds from shareholder notes	750,000	—
Repayment of long term debt	(22,114)	(12,865)

Net cash provided by financing activities	976,637	2,135

Net increase in cash and cash equivalents	442,453	(56,109)

Cash and cash equivalents at beginning of period	8,643	86,112

Cash and cash equivalents at end of period	$451,096	$30,003

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

The Company maintains radio syndication in Nashville and produces and distributes 15 radio programs, which are broadcast over approximately 1,400 radio station affiliates.  These radio programs have an estimated 45 million U.S. listeners per week. In addition to its syndication services, the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities.  This facility is located on Music Row in Nashville, Tennessee.  The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

On May 17, 2007, the Company consummated a reverse merger with California News Tech, a public company that was organized in Nevada.  Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (see Note 10 — Business Combinations).  Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, MSI and the Company agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to shareholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off of MSI during the third quarter of 2008.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company. have been prepared without audit.

These interim results do not include the assets, liabilities and operations of the non-controlled subsidiary MSI, which the Company expects to be spun off during the third quarter of 2008.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Accounts Receivable

We use the allowance method for determining the collectability of our accounts receivable.  The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts.  Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends.  We write off accounts receivable against the allowance when a balance is determined to be uncollectible.  Accounts receivable on the consolidated balance sheet is stated net of our allowance for doubtful accounts.  The following table shows activity in our allowance for doubtful accounts:

December 31, 2005	$0
Charged to expense	$300
Deductions	$(300)
December 31, 2006	$0
Charged to expense	$89,975
Deductions	$(69,676)
December 31, 2007	$20,299
Charged to expense	$24,831
Deductions	$(19,921)
March 31, 2008	$15,389

Revenue and Cost Recognition

The Company recognizes its advertising and programming revenues when the Company’s radio shows air on its contracted radio station affiliates.  Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

As the Company earns its revenue from the national advertising agency, it also recognizes any amounts due to the individual shows, which are based on the audience level generated by the specific program.  Expenses are accrued at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above.  Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $39,480 and $17,653 are included in the financial statements for the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the three months ended March 31, 2007, and the three months ended March 31, 2008.

Note 4 - Loss Per Share

We present basic loss per share on the face of the consolidated statements of operations.  As provided by SFAS No. 128, Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

On January 2, 2008, the Company awarded 342,055 shares through the Debut Broadcasting Employee Stock Option Plan.  In January of 2008, the Company issued a warrant to purchase 62,500 shares of common stock to Remington Capital Partners.  In March of  2008, an additional  warrant to purchase 125,000 of common stock was issued to Remington Capital Partners in conjunction with a $500,000 bridge loan to fund acquisitions.  Additionally, during the first quarter of 2008 warrants to purchase 4,666 shares of common stock were provided to Politis Communications as partial payment for services rendered.  Warrants to purchase 21,488 shares of common stock were issued to Wolcott Squared as partial payment for services rendered.  Finally, warrants to purchase 200,000 shares of common stock were issued to Holladay Broadcasting Corporation as non-cash payment toward the local marketing agreement and purchase of WBBV, FM and KLSM, FM that Debut Broadcasting and Holladay Broadcasting entered into on March 16, 2008.  These 755,709 shares are included in the diluted loss per share as shown.

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the reverse merger of the Company with California News Tech.  Therefore, the calculation of loss per share is equal to the number of shares of common stock outstanding assuming the reverse merger was completed on January 1, 2006.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2008	December 31, 2007
Land		$49,500	$49,500
Buildings and building improvements	5 - 10 years	98,023	71,810
Towers and studio equipment	5 - 30 years	324,394	314,666
Furniture, fixtures and equipment	3 - 7 years	165,705	150,515
Automotive	3 - 5 years	101,858	101,858

Accumulated depreciation		(173,162)	(147,190)
Property and equipment, net		$566,319	$541,159

Of the $566,319 in Net Property and Equipment as of March 31, 2008, $292,947 was added through the acquisition of five broadcast radio stations during the second quarter of 2007 including equipment purchases to support the acquired stations.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at March 31, 2008. The note matures on May 3, 2008.  The balance of the line of credit at both March 31, 2008 and 2007 was $75,000.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on August 31, 2008, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 5.025% at March 31, 2008. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance at March 31, 2008 and 2007 was $199,297 and $135,375, respectively.

Note 7 - Notes Payable to Shareholders

Debut Broadcasting Shareholder Notes

Shareholder loans to the Company were made under various promissory notes dated May 15, 2003 through May 17, 2006. The interest rate for these loans was the prime rate.  Principal and interest were payable upon shareholder demand. The total balance of these loans at March 31, 2008 and 2007 was $0 and $162,158, respectively.

On June 6, 2005, the Company entered into an unsecured loan agreement with Rush Capital, LLC for $50,000. Rush Capital is an entity owned and controlled by an officer and shareholder of the Company.

The promissory note, plus interest accrued at prime, was payable upon demand.  The total balance of these loans at March 31, 2008 and 2007 was $0 and $50,000.

On June 5, 2006 the Company entered into a loan agreement with Rush Capital, LLC for $3,000. The promissory note, plus interest accrued at prime, was payable upon demand.  The total balance of this loan at March 31, 2008 and 2007 was $0 and $3,000.

Effective with the reverse merger of the Company on May 17, 2007, the outstanding balances of principal and interest on the Rush Capital and other shareholder notes were converted into 430,316 shares of common stock in the Company.   Therefore, the balance of these loans at March 31, 2008 was $0.

On January 21, 2008 the Company entered into a loan agreement with Remington Capital Partners for $250,000.   This loan agreement included warrant coverage for 62,500 shares of common stock, a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest is payable on January 31, 2009.

On February 26, 2008 the Company entered into a loan agreement with Remington Capital Partners for $500,000.   This loan agreement included warrant coverage for 125,000 shares of common stock, a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest is payable on February 28, 2009.

Total interest expense associated with the shareholder loans for the three months ended March 31, 2008 and 2007 was $13,808 and $4,438 respectively.  Accrued interest due to shareholders was $0 and $32,930 as of March 31, 2008 and 2007, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of  5.11125%  as of March 31, 2008. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended March 31, 2008 and 2007 was $4,209 and $5,308 respectively. The balance of the loan at March 31, 2008 was $221,936 of which $42,945 was classified as current portion of long-term debt.  The balance of the loan at March 31, 2007 was $275,730, of which $39,820 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  Total interest expense on the Citadel Communications loan for the three months ended March 31, 2008 and 2007 was $10,428 and $10,428 respectively.  The balance of the loan at both March 31, 2008 and 2007 was $347,491.

Vehicle Loans

On August 28, 2007 the Company signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011.

On September 25, 2007, the Company signed a retail installment sale contract with GMAC for the purchase of two vehicles for $47,498 with an effective interest rate of 5.0%.  The corresponding promissory note is to be paid over a three-year period with a monthly payment of $1,424. The purchased vehicles are used in conjunction with the radio broadcast operations.

Total interest expense on the vehicle loans for the three months ended March 31, 2008 and 2007 was $1,528 and $0, respectively.  The principal balance of the vehicle loans as of March 31, 2008 and 2007 was $87,212 and $0, respectively.  At March 31, 2008, $18,032 was classified as the current portion.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the three months ended March 31, 2008 and 2007 was $361 and $0, respectively. The principal balance of the capital lease as of March 31, 2008 and 2007 was $13,503 and $0 respectively.  At March 31, 2008, $3,530 was classified as the current portion of the lease.

Note 9 - Shareholders’ Equity

In connection with the reverse merger on May 17, 2007, all shares of common stock of Debut Broadcasting (as hereinafter defined) outstanding prior to the merger were exchanged for 10,000,000 shares of Company common stock (See Note 10. Business Combinations).

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

Holladay Broadcasting Company

On March 16, 2008, the Company entered into a Local Marketing Agreement (“LMA”) with two radio broadcast stations identified as WBBV FM 101.3 MHz in Vicksburg, MS, KLSM FM 105.5 MHz in Tallulah, LA with Holladay Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Holladay Broadcasting Company has retained ownership of all assets and liabilities of the station that were incurred prior to March 16, 2008.

On March 16, 2008, the Company signed an asset purchase agreement and filed with the FCC for ownership of WBBV FM 101.3 MHz in Vicksburg, MS including all of the facilities, equipment, licenses, intellectual property, assets, and liabilities of the station.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 17, 2007, the Company issued a control block of its common stock to the former shareholders of Debut Broadcasting, Inc. (“Debut Broadcasting”), a privately held Tennessee corporation. Through a series of related transactions (the “Reverse Merger”), the Company acquired Debut Broadcasting, which became the Company’s wholly-owned subsidiary, and subsequently the Company changed its name to Debut Broadcasting Corporation, Inc.

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

As part of this Post-Merger Operating Agreement, the Company agreed that if for any reason the former president and director of the Predecessor Company, Marian Munz, is unable to register the MSI shares, that the Company would sell our shares to Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from the Company from the date of the Reverse Merger.

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

On June 27, 2007, MSI filed a registration statement with the SEC with respect to its issued and outstanding shares of common stock for the purpose of completing a spin-off of MSI by transferring all its shares of common stock to stockholders of record of California News Tech as of April 20, 2007.  The Company anticipates the completion of the spin-off of MSI during third quarter of 2008.

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

Operating Strategy

                Our operating strategy capitalizes on the synergies we create between radio syndication and radio station operations.  We have the technology, talent, and facilities to outsource content for radio stations.  By utilizing this content, we gain affiliates, increase Arbitron ratings for our affiliates and, therefore, generate increased revenues in advertising sales.  We maximize this strength by utilizing a strategy of building radio content once, and re-selling it to new markets over and over.

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

                On March 16, 2008 we signed an asset purchase agreement for WBBV, FM 101.1 MHz in Vicksburg, MS.  Additionally, we placed KLSM, FM in Tallulah, LA under a local marketing agreement.   We believe these stations conform to our focus and operating strategy.  Geographically, we expect to be able to capitalize on the proximity to Vicksburg to achieve significant cost reductions.  Key station roles in engineering, sales management, and business management will be distributed across the region with anticipated incremental savings for all owned and operated stations.

Existing Business Operations of Debut

All of our current material business operations are conducted through our wholly-owned subsidiaries, The Marketing Group, Inc., and Debut Broadcasting Mississippi, Inc.

Existing Radio Syndication Business

                Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 14 distinct programs and services currently offered to radio stations in the U.S. and Canada. Our customer base of nearly 1,400 radio stations generates an audience of nearly 45 million listeners each week in the US. Our current programming focuses on country, Christian, and urban formats. Our planned expansion includes adult contemporary and rock formats.

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

•                                          Adult Contemporary

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

In addition, planned our expansion of program and service offerings includes:

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

Diversification

Our business plan includes the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the U.S.

During the first quarter of 2008, we launched a Day Part Personality program which diversifies our syndicated offerings.  We expect to rapidly grow this fledgling program throughout the year.  Additionally, we developed a production library which is available on a subscription basis for stations to subscribe to.  This new library received its first subscription from three stations in the Houston, TX market.  Finally, in the first quarter of 2008, we began a digital delivery conversion program.  We will require all affiliates with 100 average quarter hours or less, to receive their syndicated programming from us through digital delivery, by July 1, 2008.  This program should result in material reductions to postage, materials, and other shipping expenses.   As of March 31, 2008 we had successfully converted 30% of our syndication affiliates to digital delivery.

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

HD Radio and Webcasting.  The FCC approved digital radio (“HD Radio”) in March 2007. Similar to digital television, HD Radio allows broadcasters to transmit two channels digitally through the equivalent of one analog channel.

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

Consummation of our pending acquisitions and any acquisitions in the future are subject to various conditions, such as compliance with FCC and regulatory requirements which are discussed elsewhere in this report.

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

The Market:	Greenville, Mississippi
Designated Marketing Area(“DMA”):	Greenville-Greenwood, Mississippi
Rank:	184

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

On March 16, 2008, we entered into a local marketing agreement with Holladay Broadcasting for two radio stations in and around Vicksburg, Mississippi, which we are assembling into a super-regional station cluster (the “Mississippi Super-Regional Cluster”).

                We selected these Properties for investment for a number of reasons. First, they are in close proximity to each other and they operate in the same market. Second, each of the stations, each of the three station groups and the stations collectively have underperformed fiscally in recent years in terms of revenue generation and operating income.   The third factor in our investment decision was the community of Greenville, Mississippi, and the surrounding area. An estimated 130,000 listeners live within the range of the stations of the Greenville Cluster. A smaller market would not be able to support the advertising necessary to make this a profitable cluster, and a significantly larger market would likely already have station clusters owned by competing groups, as opposed to fragmented station ownership by individuals, making our entrance into the market significantly more difficult.

                The final factor in our decision to invest in the Greenville cluster and Mississippi Super-Regional Cluster is the fact that we are able to assemble enough Properties to create a station cluster. By creating a station cluster, we expect to be able to consolidate the operations of the stations and eliminate redundancies, thereby cutting our per-station operational costs. A station cluster also allows us to program multiple, advertiser-friendly formats to reach a cross-section of key demographic and lifestyle groups within the community. By simultaneously selling all the stations as a single offering to advertisers, we anticipate that market share and overall revenues will increase.

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

While we have successfully acquired five stations, and entered into a local marketing agreement for two stations in our plan for creating the Mississippi Super-Regional cluster, and management anticipates having the ability to consummate additional acquisitions in the area, there can be no assurance that any additional acquisitions will be completed or that the resulting station cluster will be profitable.

Acquisitions and Dispositions

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets.   Two of these stations, WBBV FM, and KLSM FM were placed under a local marketing agreement on March 16, 2008.  We signed an asset purchase agreement and filed for FCC License transfer for these two stations during the first quarter of 2008.  We expect to close the acquisition during the second quarter of 2008.

These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for the 5 additional stations during the second and third quarter of 2008.  These acquisitions will represent overall growth in radio operations of 140% year over year.

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

Governmental Regulation of Radio Broadcasting

The following is a brief summary of certain provisions of the Communications Act, the Telecom Act, and related FCC rules and policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station’s license renewal application, revoke a station’s license, or deny applications in which an applicant seeks to acquire additional broadcast properties.

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of March 31, 2008.

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Watts)
Mississippi	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000
	WBBV FM	Vicksburg, MS	101.1	June 1, 2012	C3	394	13000
	KLSM FM	Tallulah, LA	104.9	June 1, 2012	A	299	3000

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Results of Operations

For the three months ended March 31, 2008 and 2007

On a consolidated basis, we generated $451,345 in net revenue for the quarter ended March 31, 2008, an increase of $187,878 or 41%, compared to $263,467 for the quarter ended March 31, 2007.  Approximately $153,000 of this increase relates to the Mississippi radio station acquisitions, and approximately $35,000 in net revenues relates to the core syndication business.

Since the merger with California News Tech occurred during the three months ended June 30, 2007, we did not report corresponding revenue for MSI.

On a consolidated basis, advertising expense was $39,480 for the quarter ended March 31, 2008 an increase of 17,258 or 45%, compared to $17,653 for the quarter ended March 31, 2007.  This increase is attributable to a public relations contract that was entered into between Debut Broadcasting and Politis Communications.  $4,666 of this expense was non-cash expenditure through issuance of warrants to purchase common stock.

On a consolidated basis, operating expense was $663,996 for the quarter ended March 31, 2008, an increase of $317,964 or 47%, compared to $346,032 for the quarter ended March 31, 2007. Of the total increase in operating expenses, $235,071 relates to the Mississippi radio acquisitions which did not have operations recorded in the first quarter of 2007. Additional reasons for our increase in operating expenses relate to $138,394 in additional costs associated with the company’s public trading status.

On a consolidated basis, depreciation and amortization expense was $33,472 for the quarter ended March 31, 2008, an increase of $28,763 or 711%, compared to $4,709 for the quarter ended March 31, 2007. The primary reason for the increase relates to the assets acquired as part of the Shamrock and River acquisitions.

During the quarter ended March 31, 2007, the Company recorded $83,954 in non-recurring merger and acquisition related expenses.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending March 31, 2008 and March 31, 2007 was $260,796 and $109,480, respectively.

Liquidity and Capital Resources

As of March 31, 2008, we had Current Assets in the amount of $1,511,901 and Current Liabilities in the amount of $1,883,727. This resulted in working capital deficit in the amount of $371,826.

As of March 31, 2008, we had current Assets in the amount of $1,511,901, consisting of $452,545  in Cash and Cash Equivalents, $887,047 in Accounts Receivable, $172,308 in Other Current Assets. As of March 31, 2008, we had Current Liabilities in the amount of $1,883,727, consisting of $216,587 in Accounts Payable, $573,089 in Accrued Expenses and Taxes, $750,000 in notes payable to shareholders, $274,297 in Lines of Credit and $69753 in Current Portion of Long Term Debt. This combination of assets and liabilities resulted in a working capital deficit in the amount of $371,826.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We intend to raise additional capital over the next twelve months through equity offerings or by incurring debt.

Recent Events

On January 21, 2008, we entered into a loan agreement with Remington Capital Partners for $250,000.  In conjunction with this loan, we issued Remington Capital Partners a warrant to purchase 62,500 shares of our common stock at an exercise of $1.00 per share.

On March 6, 2008, we entered into a loan agreement with Remington Capital Partners for $500,000.  In conjunction with this loan, we issued Remington Capital Partners a warrant to purchase 125,000 shares of our common stock at an exercise price of $1.00 per share.

The essential terms of these agreements have been previously disclosed in our filings on Form 8-K on January 25, 2008 and March 11, 2008 respectively.  The proceeds of these loans were used for working capital expenditures and to fund acquisition costs related to the asset purchase agreement with Holladay Broadcasting Corporation of Louisiana, LLC

On March 16, 2008, we entered into a local marketing agreement  for two radio broadcast stations identified as WBBV FM 101.1 MHz in Vicksburg, MS and KLSM FM 104.9 MHz in Tallulah, LA with Holladay Broadcasting of Louisiana, LLC.  We have signed an asset purchase agreement and filed with the FCC for ownership of these stations.  We reported our purchase of these two radio stations on Form 8-K filed March 19, 2008.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

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

As the Company earns its revenue from the national advertising agency, it also recognizes any amounts due to the individual shows, which are based on the audience level generated by the specific program.  Expenses are accrued at the time the shows are run.

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above.  Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $39,490 and $17,653 are included in the financial statements for the quarter ended March 31, 2008 and March 31, 2007, respectively.

Reclassifications

To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007.  This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes.  FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes.  The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes

Item 4.     Qualitative and Quantitative Disclosures About Market Risk.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steve Ludwig, and our former Chief Financial Officer, Ms. Shannon Farrington. Based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 31, 2008 we were not party to any pending legal proceeding. On April 16, 2008 we became party to a legal proceeding with Delta Plaza, LLC a Mississippi Limited Liability company regarding an alleged breach of a lease contract.  Delta Plaza, LLC is seeking compensation of $65,000.  We are defending our interests vigorously, and do not anticipate incurring any liability for the compensation and reimbursement sought.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2008, the Company awarded 342,055 shares through the Debut Broadcasting Employee Stock Option Plan.  In January of 2008, the Company issued a warrant to purchase 62,500 shares of common stock to Remington Capital Partners.  In March of  2008, an additional  warrant to purchase 125,000 of common stock was issued to Remington Capital Partners in conjunction with a $500,000 bridge loan to fund acquisitions.  Additionally, during the first quarter of 2008 warrants to purchase 4,666 shares of common stock were provided to Politis Communications as partial payment for services rendered.  Warrants to purchase 21,488 shares of common stock were issued to Wolcott Squared as partial payment for services rendered.  Finally, warrants to purchase 200,000 shares of common stock were issued to Holladay Broadcasting Corporation as non-cash payment toward the local marketing agreement and purchase of WBBV, FM and KLSM, FM that Debut Broadcasting and Holladay Broadcasting entered into on March 16, 2008.  All shares were issued in transactions exempt from the registration requirement of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Debut Broadcasting Corporation, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEBUT BROADCASTING CORPORATION, INC.

May 15, 2008	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer