Form 10-Q
period 2008-03-31
Debut Broadcasting Corporation, Inc.
filed 2008-05-15
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, pr a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2008, there were 19,794,360 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007;
F-2	Consolidated Statements of Operations and Accumulated Deficit for the three months ended March 31 2008 and 2007;
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007;

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31 2008 (Unaudited)	December 31 2007[1]
Current assets
Cash and cash equivalents	$451,096	$8,643
Accounts receivable, net	887,047	650,580
Other current assets	173,758	45,723
Total current assets	1,511,901	704,946

Property and equipment, net	566,319	541,159
Goodwill	79,280	79,280
FCC licenses	1,037,000	1,037,000

Other intangible assets, net	8,153	13,925

Total assets	$3,202,653	$2,376,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216,587	$339,734
Accrued expenses and taxes	573,089	339,411
Notes payable	-	-
Notes payable to shareholders	750,000	-
Lines of credit	274,297	239,297
Current portion of long-term debt	69,753	85,600
Total current liabilities	1,883,727	1,004,072

Long term liabilities
Long-term debt	595,105	601,374
Total long term liabilities	595,105	601,374

Total liabilities	2,478,833	1,605,446

Stockholders' equity
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 issued and outstanding, respectively. (See Note 4)	30,383	30,383

Additional paid in capital	3,376,026	3,162,272
Accumulated deficit	(2,682,588)	(2,421,791)
Total stockholders' equity	723,820	770,864

Total liabilities and stockholders' equity	$3,202,653	$2,376,310

The accompanying notes are an integral part of these financial statements.

1  Derived from the Company’s audited financial statements from the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three months ended March 31,
	2008	2007
Net Revenue	$451,345	$263,467

Operating expenses
Advertising	39,480	17,653
Operating expense	604,979	239,817
Depreciation expense	33,472	4,709
Merger and acquisition related expenses	-	83,954

Total operating expenses	663,996	346,032

Operating (loss)	(212,300)	(82,565)

Other income and expense
Interest expense	36,221	26,915
Interest income	(814)	-

Total other income and expenses	35,407	26,915

Net (loss)	$(260,796)	$(109,480)

Accumulated deficit at the beginning of the period	(2,420,944)	(725,298)

Accumulated deficit at the end of the period	$(2,682,588)	$(834,778)

Loss per common share
Basic	$(0.0133)	$(0.0056)
Diluted	(0.0128)	(0.0056)
Weighted average number of shares outstanding, basic	19,794,360	19,794,360
Weighted average number of shares outstanding, diluted	20,550,069	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
Operating activities:	2008	2007
Net loss	$(260,796)	$(109,480)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	33,472	4,709
Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) decrease in accounts receivable	(237,136)	(1,249)
(Increase) decrease in other current assets	(129,095)	-
Increase (decrease) in accounts payable	(123,147)	41,071
Increase (decrease) in accrued expenses and taxes	233,647	8,025

Net cash provided by/(used in) operating activities	(222,258)	52,557

Investing activities:
Purchases of property and equipment	(51,132)	(1,322)

Net cash used in investing activities	(51,132)	(1,322)

Financing activities:
Proceeds from issuance of stock warrants	231,754	-
Proceeds from bank credit facility	35,000	15,000
Proceeds from shareholder notes	750,000	-
Repayment of long term debt	(22,114)	(12,865)

Net cash provided by financing activities	976,637	2,135

Net increase in cash and cash equivalents	442,453	(56,109)

Cash and cash equivalents at beginning of period	8,643	86,112

Cash and cash equivalents at end of period	$451,096	$30,003

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

December 31, 2005	$0
Charged to expense	$300
Deductions	($300)
December 31, 2006	$0
Charged to expense	$89,975
Deductions	($69,676)
December 31, 2007	$20,299
Charged to expense	$24,831
Deductions	($19,921)
March 31, 2008	$15,389

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

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2008	December 31, 2007
Land		$ 49,500	$ 49,500
Buildings and building improvements	5 - 10 years	98,023	71,810
Towers and studio equipment	5 - 30 years	324,394	314,666
Furniture, fixtures and equipment	3 - 7 years	165,705	150,515
Automotive	3 - 5 years	101,858	101,858

Accumulated depreciation		(173,162)	(147,190)
Property and equipment, net		$566,319	$541,159

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

• .
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

435
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

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Watts)
G Mississippi	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000
	WBBV FM	Vicksburg, MS	101.1	June 1, 2012	C3	394	13000
	KLSM FM	Tallulah, LA	104.9	June 1, 2012	A	299	3000

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