Form 10-K/A
period 2007-12-31
Debut Broadcasting Corporation, Inc.
filed 2008-08-19
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50762

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the annual report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 and as amended on May 2, 2008 (the “Original Filing”). This Amendment (i) revises the Company’s file number on the cover page, (ii) adds a discussion of the components of operating expenses excluding depreciation, amortization and merger-related expenses, the reasons for the growth thereof and the nature of merger-related expenses to Item 7 of Part II, (iii) deletes information with respect to the effectiveness of the Company’s internal control over financial reporting and the identification of any material weaknesses in Item 9A(T) of Part II, (iv) adds the number of authorized and outstanding shares of Company common stock to the Company’s consolidated balance sheet, (v) revises the format of the Company’s consolidated statement of operations, and (vi) adds information with respect to the Company’s revenue and cost recognition and liquidity and going concern in the notes to the Company’s consolidated financial statements. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices of our common stock on the OTCBB, as reported in published financial sources. Because our common stock was not publicly traded until June 4, 2007, no information is available prior to that date.

Period	High	Low
2007
Second Quarter	$2.45	$0.28
Third Quarter	1.90	0.56
Fourth Quarter	1.10	0.40

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

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased 97% to approximately $8,640 at December 31, 2007 from approximately $86,110 at December 31, 2006. This decrease was primarily a result of increased legal and accounting fees resulting from regulatory compliance, as well as increased operational costs related to our 2007 acquisitions.

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

Goodwill. Goodwill increased to approximately $79,280 at December 31, 2007 from $0 at December 31, 2006. This increase was primarily a result of recharacterizing prior period adjustments and uncollectible bad debts as goodwill in connection with the acquisition of River Broadcasting and Shamrock Broadcasting.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 307% to approximately $665,670 at December 31, 2007 from approximately $217,200 at December 31, 2006. This increase was primarily a result of expansion of the scope of business during 2007.

Short-term Debt. Short-term debt increased 14% to approximately $239,290 at December 31, 2007 from approximately $210,370 at December 31, 2006. This increase was primarily a result of drawing down funds from available credit with Regions Bank to fund operational costs during 2007.

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

Results of Operations

Analysis of Consolidated Statements of Operations. The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollar in thousands):

	Year Ended December 31,
	2007	2006	Percent Change

Net Revenues	$2,970	$2,753	7.8%
Operating expenses excluding depreciation, amortization and merger related expenses	3,600	2,786	30%
Depreciation and amortization	78	18	326%
Merger related expenses	397	–	**
Corporate general and administrative expenses	514	–	**
Impairment charge	–	–	**

Operating income (loss)	(1,619)	(51)	**
Net interest expense	(77)	(124)	(38)%

Total non-operating expense, net	(77)	(124)	(38)%

Net income (loss)	(1,696)	(176)	**
Net income (loss) attributable to common stockholders	$(1,696)	$(176)	**

**   Calculation is not meaningful.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2007 and 2006 have been presented on a historical basis.

Net Revenues. Net revenues for the 12 months ended December 31, 2007 increased $217,000 to $2.97 million, a 7.8% increase from the same period in 2006, primarily as a result of organic growth of our media purchasing and syndication business, as well as from growth through the acquisition of Shamrock and River Broadcasting.

In addition, on a same-station basis, net revenues for the 12 months ended December 31, 2007 increased approximately $36,000 to $590,000, an increase of 6.56% from the same period in 2006, due to new management and sales strategies.

Operating Expenses excluding depreciation, amortization and merger related expenses. Operating expenses, excluding depreciation, amortization and merger-related expenses includes recurring costs occurring during the normal course of business as well as salaries and other personnel costs for all employees, exclusive of executive compensation, consulting fees, rents, utilities, marketing and advertising fees. These expenses increased $813,304, or 30%, to $3,599,793 for the year ended December 31, 2007 compared to $2,786,489 for the year ended December 31, 2006. This increase was largely a result of the increased cost of personnel and legal, accounting and professional consultation fees to fully integrate the assets which the Company acquired in 2007.

Merger related expenses. Merger-related expenses are one-time non-recurring expenses that were directly attributable to legal and administrative overhead, specifically for the Reverse Merger and the acquisition of assets from Shamrock Broadcasting, Inc. and River Broadcasting Company.

Corporate, General and Administrative Expenses. Corporate operating expenses for the 12 months ended December 31, 2007 have increased over the comparative period in 2006 due primarily to increased personnel costs and, an increase in professional fees related to company growth, and the Reverse Merger.

Depreciation and Amortization. Depreciation and amortization increased approximately $52,100, or 326%, to $77,990 for the year ended December 31, 2007 compared to approximately $18,300 for the year ended December 31, 2006. This increase is primarily a result of increases in property and equipment purchases during 2007.

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

Net Interest Expense. Interest expense, net of interest income, decreased by $47,000, or 38%, to approximately $77,000 for the year ended December 31, 2007 compared to $124,000 for the year ended December 31, 2006. This decrease was primarily due to a decrease in debt financing, and relational increase in equity financing through the Reverse Merger.

Operating Income (loss). As a result of factors described above, operating income declined by $1.55 million or 3001%, to ($1.6) million for the year ended December 31, 2007 compared to approximately ($51,000) for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses association with our station, corporate operations, capital expenditures, interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)
Acquisitions and purchase of intangible assets	$1,337.13	$0
Capital expenditures	260.47	24.6
Repayments of bank borrowings	68.58	324.03
Interest payments	99.14	124.45

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

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Cash Flows from Operating Activities

	2007	2006
	(Dollars in Thousands)
Net cash provided by operating activities	$(1,417.7)	$186.5

Net cash provided by operating activities decreased by approximately $1,231,190 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease in cash flows is partially attributed to changes in timing of certain payments, as well as significant start up costs.

Cash Flows from Investing Activities

	2007	2006
	(Dollars in Thousands)
Net cash used in investing activities	$1,597.6	$24.7

Net cash used in investing activities increased $1,572,933 to $1,597,609 for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is due to acquisitions and the purchase of intangible assets. During 2007, we completed the acquisition of broadcast licenses, and funded these acquisitions entirely in cash. For the year ended December 31, 2007, we invested approximately $1.3 million in station acquisitions, and the purchase of certain broadcast licenses in the Greenville, Mississippi market. During the fourth quarter of 2007, we entered into a letter of intent to purchase additional broadcast licenses in the same market area. We anticipate fulfilling this letter of intent through a mixture of debt and equity financing during the first quarter and second quarters of 2008.

Cash Flows from Financing Activities

	2007	2006
	(Dollars in Thousands)
Net cash provided by (used in) financing activities	$2,937.9	$(67.9)

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

As of December 31, 2007, our long-term debt, including the current portion, was approximately $687,000 , representing approximately 89% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.

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

Because of the abbreviated period during which the Company, operating as Debut Broadcasting, was a reporting company during 2007, management had not completed as of December 31, 2007 an assessment of the Company’s internal control over financial reporting under a recognized control framework. That assessment process is ongoing and will be completed during the 2008 fiscal year. Management believes that including such a report for 2007 with incomplete data would be uninformative, and potentially misleading, to investors. Accordingly, the Company will include management’s report on its assessment regarding internal control over financial reporting in its next annual report.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Corporate Governance – Selection of Director Candidates” and “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (1)
Plan Category:
Equity compensation plans approved by stockholders	–	$–	–
Equity compensation plans not approved by stockholders (2)	–	–	1,000,000
Total	–	$–	1,000,000

(1) Excludes shares to be issued upon exercise of outstanding options and rights.
(2) This includes only our 2007 Stock Incentive Plan, which was not approved by our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditor Fees” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

10.5	Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan (incorporated herein by reference to exhibit 10.5 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan (incorporated herein by reference to exhibit 10.6 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.7	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to exhibit 10.7 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.8	Form of Incentive Stock Option Agreement (incorporated herein by reference to exhibit 10.8 to our Annual Report on Form 10-K, filed on March 7, 2008).
21	Subsidiaries of Debut Broadcasting Corporation, Inc (incorporated herein by reference to exhibit 21 to our Annual Report on Form 10-K, filed on March 7, 2008).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2008.

Debut Broadcasting Corporation, Inc

By:	/s/ Steven Ludwig
Steven Ludwig Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ludwig	President,	August 19, 2008
Steven Ludwig	Chief Executive Officer and Director, (Principal Executive Officer)

/s/ Sariah Hopkins	Executive Vice President and	August 19, 2008
Sariah Hopkins	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Marquitz	Chairman,	August 19, 2008
Robert Marquitz	Executive Vice President, and Director

/s/ Frank Woods	Director	August 19, 2008
Frank Woods

Director
Garrett Cecchini

Director
Suresh Saraswat, M.D.

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

10.5	Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan (incorporated herein by reference to exhibit 10.5 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.6	Amendment No. 1 to Debut Broadcasting Corporation, Inc., 2007 Stock Incentive Plan (incorporated herein by reference to exhibit 10.6 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.7	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to exhibit 10.7 to our Annual Report on Form 10-K, filed on March 7, 2008).
10.8	Form of Incentive Stock Option Agreement (incorporated herein by reference to exhibit 10.8 to our Annual Report on Form 10-K, filed on March 7, 2008).
21	Subsidiaries of Debut Broadcasting Corporation, Inc (incorporated herein by reference to exhibit 21 to our Annual Report on Form 10-K, filed on March 7, 2008).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
February 15, 2008

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$8,643	$86,112
Accounts Receivable, Net	650,580	402,067
Prepaid Expenses	45,388	0
Total Current Assets	704,611	488,179

Property and Equipment, Net	541,159	62,026

Other Assets
Deposits	336	0
Goodwill	79,280	0
FCC Licenses	1,037,000	0
Non-Compete Agreement, Net	13,924	0
Total Other Assets	1,130,540	0

TOTAL ASSETS	$2,376,310	$550,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$339,734	$167,048
Accrued Expenses and Taxes	339,442	50,154
Notes Payable to Stockholders	0	215,158
Lines of Credit	239,297	210,375
Notes Payable-Current portion	85,600	53,043
Total Current Liabilities	1,004,073	695,778

Long Term Liabilities
Leases Payable	9,976	0
Notes Payable	591,398	578,725
Total Long Term Liabilities	601,374	578,725

TOTAL LIABILITIES	$1,605,447	$1,274,503

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock	30,383	1,000
Paid in Capital	3,162,272	0
Accumulated Deficit	(2,421,792)	(725,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	770,863	(724,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,376,310	$550,205
Weighted number of shares outstanding, 25,000,000 shares authorized	19,794,360	19,794,360
Net (Loss) per share	(0.09)	(0.01)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net Revenues	$2,970,965	$2,753,244

Operating Expenses excluding depreciation, amortization, and merger related expenses	3,600,717	2,786,489
Depreciation and amortization	77,991	18,322
Merger related expenses	397,462	0
Corporate general and administrative expenses	514,000	0
Impairment charge	0	0

Operating (Loss)	(1,619,206)	(51,567)

Net interest (Expense)	(77,288)	(124,456)

Net (Loss)	$(1,696,494)	$(176,023)

Net (Loss) attributable to common stockholders	(1,696,494)	(176,023)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Beginning Balance, January 1, 2006	5,000	$1,000	$0	$(549,275)	$(548,275)
Net Loss for the Year Ended December 31, 2006				(176,023)	(176.023)
Balance, December 31, 2006	5,000	1,000	0	(725,298)	(724,298)
Recapitalization	10,000,000	1,000			1,000
	(5,000)	(1,000)			(1,000)
Private Placement	6,000,000	18,000	2,958,497		2,976,497
Stockholder Note Conversion	430,316	1,291	213,867		215,158
Debenture Conversion	3,000,000	9,000	91,000		100,000
Existing CNT	364,044	1,092	(1,092)		—
MSI Debentures			(100,000)		(100,000)
Net Loss for the Year Ended December 31, 2007				(1,696,494)	(1,696,494)
Ending Balance, December 31, 2007	19,794,360	$30,383	$3,162,272	$(2,421,792)	$770,863

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:
Net (Loss) for the Period	$(1,696,494)	$(176,023)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization Expense	77,991	18,322
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(201,244)	273,055
(Increase) in Other Current Assets	(45,723)	0
Increase in Accounts Payable	172,686	22,749

Increase (Decrease) in Accrued Expenses and Taxes	275,007	48,486
Net Cash (Used in) Provided By Operating Activities	(1,417,777)	186,589

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(260,475)	(24,676)
Acquisition of Shamrock Broadcasting	(300,000)	0
Acquisition of River Broadcasting	(1,037,134)	0

Net Cash Used in Investing Activities	(1,597,609)	(24,676)

Cash Flows from Financing Activities:
Net proceeds from private placement of common stock	2,976,497	0

Proceeds from short term debt	30,000	0
Proceeds from long term debt	0	300,000
Proceeds from stockholder notes	0	30,000
Payments on stockholders loans	0	(20,812)
Repayment of short term debt	(11,212)	(164,625)
Repayment of long term liabilities	(57,368)	(159,410)
Transfers to current portion of long term debt	0	(53,043)
Net Cash Provided By (Used in) Financing Activities	2,937,917	(67,890)

Net Increase (Decrease) in Cash and Cash Equivalents	(77,469)	94,023

Cash and Cash Equivalents – Beginning	86,112	(7,911)

Cash and Cash Equivalents – Ending	$8,643	$86,112

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

On May 17, 2007, we consummated a reverse merger with California News Tech, a public company that was incorporated in Nevada. Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (see Note 3 – Business Combinations). Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, between us and MSI, the parties agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Balance of Allowance for Doubtful Accounts
December 31, 2005	$–
Charged to expense	300
Deductions	(300)
December 31, 2006	–
Charged to expense	89,975
Deductions	(69,676)
December 31, 2007	20,299

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

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2007	2006
Land		$49,500	$–
Buildings and building improvements	5-10 years	71,810	–
Towers and studio equipment	5-30 years	314,666	53,115
Furniture, fixtures and equipment	3-7 years	150,515	94,184
Automotive	3-5 years	101,858	–

Accumulated depreciation		(147,190)	(85,273)
Property and equipment, net		$541,159	$62,026

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

As the Company earns its revenue from the national advertising agency, it also recognizes any amounts due to the individual radio programs, which are based on the audience level generated by the specific program. Individual radio programs operate under revenue sharing agreements pursuant to which the Company retains a portion of revenue and disburses a pro rata share of revenue to licensors of any programming which the Company licenses. The relational billing, collections and expenses are disclosed providing transparency to licensors. For individual radio programs that are produced internally by the Company, a similar analysis and calculation is performed to determine the sustained viability of the production concept. Approximately half of the programming produced is wholly-owned by the Company the other half is licensed from various programming partners (licensors).

Under generally accepted accounting principles for accrual based accounting, expenses related to individual shows are accrued at the time the radio programs are run and the related revenue is recognized when advertising is billed from the national advertising agency. Disbursements are made monthly to third party producers based on current month collections. Twenty percent of outstanding collections delinquent over 90 days are held as an allowance for doubtful accounts.

Volume growth is achieved in national advertising revenue through the sale of syndicated programming to radio station affiliates. Advertising rates are affected by the overall audience size as determined by national radio ratings.  The Company’s overall advertising revenue potential is largely a function of audience size and the quantity of advertising available for sale.

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

New Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), as of May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

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

The purchase price was allocated as follows:

Description	Amount
Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC licenses	800,000
Non-compete agreement	25,000
Goodwill	79,280
Liabilities assumed	(14,280)
Total	$1,037,134

We reported our acquisition of these five radio stations on a Form 8-K filed June 22, 2007.

4. Accrued Expenses and Taxes

At December 31, 2007 and 2006, the following amounts were included in current liabilities in the consolidated balance sheet:

	2007	2006
Accrued Compensation	$42,909	$21,662
Accrued 401(k) Contributions	9,805	–
Accrued Other Expenses	14,788	–
Accrued Producer Sharing Payouts	271,940	–
Accrued Interest Expense	–	28,492

Total	$339,442	$50,154

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

The pre-merger stockholders of California News Tech maintained 364,044 shares of our common stock.

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

As of December 31, 2007, the board of directors authorized the Chief Executive Officer to pursue a credit facility at a reasonable and customary commercial interest rate. The Chief Executive Officer negotiated a $750,000 loan from Remington Partners, Inc. to fund working capital expenditures and costs related to pending acquisitions. This loan was available, but was not yet effective at the end of 2007. The Company believes that Remington Partners, Inc. will make this loan to the Company during the first half of 2008. The Company cannot provide any assurance that such loan will mitigate the effect of the Company’s going concern uncertainty.

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

Operating Leases

Future minimum cash lease commitments under all non-cancellable leases in effect at December 31, 2007 were as follows:

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Lease Commitments
2008	$89,875
2009	75,592
2010	51,858
2011	29,592
2012	9,851
Thereafter	0
Total	$256,768

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