Form 10-Q/A
period 2008-03-31
Debut Broadcasting Corporation, Inc.
filed 2008-08-19
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 15, 2008 and as amended on May 15, 2008 (the “Original Filing”). This Amendment (i) revises the Company’s file number on the cover page, (ii) revises the presentation of the condensed consolidated statements of operations and accumulated deficit to exclude the effect of anti-dilutive common stock equivalents, (iii) adds information with respect to the Company’s assumptions as a going concern, and (iv) clarifies that Debut Broadcasting Mississippi, Inc. (“Debut Mississippi”) and Holladay Broadcasting of Louisiana, LLC (“HBL”) entered into an asset purchase agreement, pursuant to which Debut Mississippi will acquire the assets of HBL upon satisfaction of certain conditions precedent. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Page 5	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007;

Page 6	Consolidated Statements of Operations and Accumulated Deficit for the three months ended March 31 2008 and 2007;

Page 7	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007;

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2008 (Unaudited)	December 31 2007[1]
ASSETS
Current assets
Cash and cash equivalents	$451,096	$8,643
Accounts receivable, net	887,047	650,580
Other current assets	173,758	45,723
Total current assets	1,511,901	704,946

Property and equipment, net	566,319	541,159
Goodwill	79,280	79,280
FCC licenses	1,037,000	1,037,000

Other intangible assets, net	8,153	13,925

Total assets	$3,202,653	$2,376,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$216,587	$339,734
Accrued expenses and taxes	573,089	339,411
Notes payable	-	-
Notes payable to shareholders	750,000	-
Lines of credit	274,297	239,297
Current portion of long-term debt	69,753	85,600
Total current liabilities	1,883,727	1,004,072

Long term liabilities
Long-term debt	595,105	601,374
Total long term liabilities	595,105	601,374

Total liabilities	2,478,833	1,605,446

Stockholders' equity
Common stock - $.003 par value, 100,000,000 shares authorized 19,794,360 and 19,794,360 issued and outstanding, respectively. (See Note 4)	30,383	30,383

Additional paid in capital	3,376,026	3,162,272
Accumulated deficit	(2,682,588)	(2,421,791)
Total stockholders' equity	723,820	770,864

Total liabilities and stockholders' equity	$3,202,653	$2,376,310

The accompanying notes are an integral part of these financial statements.

1 Derived from the Company’s audited financial statements from the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three months ended March 31,
	2008	2007

Net Revenue	$451,345	$263,467

Operating expenses
Advertising	39,480	17,653
Operating expense	604,979	239,817
Depreciation expense	33,472	4,709
Merger and acquisition related expenses	-	83,954

Total operating expenses	663,996	346,032

Operating (loss)	(212,300)	(82,565)

Other income and expense
Interest expense	36,221	26,915
Interest income	(814)	-

Total other income and expenses	35,407	26,915

Net (loss)	$(260,796)	$(109,480)

Accumulated deficit at the beginning of the period	(2,420,944)	(725,298)

Accumulated deficit at the end of the period	$(2,682,588)	$(834,778)

Loss per common share
Basic and diluted	$(0.0133)	$(0.0056)
Weighted average number of shares outstanding, basic and diluted	19,794,360	19,794,360

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

On May 17, 2007, the Company consummated a reverse merger with California News Tech, a public company that was organized in Nevada. Media Sentiment, Inc. (“MSI”), a wholly-owned subsidiary of California News Tech, held all of the assets and operations of California News Tech at the date of the merger (see Note 10 – Business Combinations). Pursuant to a Post-Merger Operating Agreement, dated as of May 17, 2007, MSI and the Company agreed to operate as separate businesses after the reverse merger, with neither entity exercising control over the assets or operations of the other.

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

On January 2, 2008, the Company awarded 342,055 shares through the Debut Broadcasting Employee Stock Option Plan.

On January 21, 2008, the Company issued to Remington Partners, Inc. a warrant to purchase 62,500 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date three years after the date of issuance.

On February 26, 2008, the Company issued to Remington Partners, Inc. a warrant to purchase 125,000 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date three years after the date of issuance.

On March 16, 2008, the Company issued to Holladay Broadcasting of Louisiana, LLC a warrant to purchase 200,000 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date ten years after the date of issuance.

During the first quarter of 2008, the Company accrued for warrants to be issued in the second quarter for the purchase of shares of common stock. An accrual was made for services provided by Politis Communications as partial payment for services rendered in the amount of $4,666. In addition, an accrual was made for services provided by Wolcott Squared as partial payment for services rendered in the amount if $21,488.

The Company revalues warrants annually on December 31 utilizing the Black-Scholes method.

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

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2008	December 31, 2007
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	98,023	71,810
Towers and studio equipment	5 - 30 years	324,394	314,666
Furniture, fixtures and equipment	3 – 7 years	165,705	150,515
Automotive	3 - 5 years	101,858	101,858

Accumulated depreciation		(173,162)	(147,190)
Property and equipment, net		$566,319	$541,159

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

On January 2, 2008, the Company awarded options to purchase 342,055 shares of its common stock to employees and valued contractors. These options were awarded at a strike price of $0.86 per share and vest ratably over five years. The options will be accounted for utilizing the Black-Scholes method of valuation.

On January 21, 2008 the Company entered into a loan agreement with Remington Partners, Inc. for $250,000. This loan agreement included warrant coverage for 62,500 shares of common stock at an exercise price of $1.00 per share with an expiration date three years after issuance, a $2,000 loan origination fee and interest of 18% per annum due monthly. The promissory note plus any accrued interest is payable on January 31, 2009.

On February 26, 2008 the Company entered into a loan agreement with Remington Partners, Inc. for $500,000. This loan agreement included warrant coverage for 125,000 shares of common stock at an exercise price of $1.00 per share with an expiration date three years after issuance, a $2,000 loan origination fee and interest of 18% per annum due monthly. The promissory note plus any accrued interest is payable on February 28, 2009.

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

On March 10, 2008, Debut Broadcasting Mississippi, Inc., a wholly-owned subsidiary of the Company (“Debut Mississippi”), signed an asset purchase agreement with one of these four stations - Holladay Broadcasting of Louisiana, LLC (“HBL”). The consummation of the transactions contemplated by such asset purchase agreement is contingent upon, among other things, approval of the Federal Communications Commission. On March 16, 2008, Debut Mississippi filed an application with the Federal Communications Commission with respect to the acquisition and ownership of this radio station. On March 16, 2008, Debut Mississippi and HBL entered into a Local Marketing Agreement pursuant to which Debut Mississippi maintains the radio station and HBL retains ownership of all assets and liabilities of the station. The Company’s Current Report on Form 8-K, filed on March 19, 2008, incorrectly indicated that the Company acquired the assets of HBL. Instead, this Form 8-K should have stated that Debut Mississippi and HBL have entered into an asset purchase agreement, pursuant to which Debut Mississippi will acquire the assets of HBL upon satisfaction of the conditions precedent.

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

The Company has limited working capital and has had significant historical operating losses from sales of products and services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. As of March 31, 2008, the Company had utilized the $750,000 loan from Remington Partners, Inc. to fund operations and facilitate the local marketing agreement of WBBV FM and KLSM FM with Holladay Broadcasting of Louisiana, LLC. The Company expects to generate additional capital, either from the sale of its common stock and/or obtaining debt financing, before the end of the third quarter of 2008. The Company cannot provide any assurance, however, that such additional capital will mitigate the effect of the Company’s going concern uncertainty.

Recent Events

On January 21, 2008, we entered into a loan agreement with Remington Partners, Inc. for $250,000. In conjunction with this loan, we issued Remington Partners, Inc. a warrant to purchase 62,500 shares of our common stock at an exercise of $1.00 per share with an expiration date three years after the date of issuance.

On March 6, 2008, we entered into a loan agreement with Remington Partners, Inc. for $500,000. In conjunction with this loan, we issued Remington Partners, Inc. a warrant to purchase 125,000 shares of our common stock at an exercise price of $1.00 per share with an expiration date three years after the date of issuance.

The essential terms of these agreements have been previously disclosed in our filings on Form 8-K on January 25, 2008 and March 11, 2008 respectively. The proceeds of these loans were used for working capital expenditures and to fund acquisition costs related to the asset purchase agreement with Holladay Broadcasting Corporation of Louisiana, LLC.

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

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes

Item 3.     Qualitative and Quantitative Disclosures About Market Risk.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2008, the Company awarded 342,055 shares through the Debut Broadcasting Employee Stock Option Plan.

On January 21, 2008, the Company issued to Remington Partners, Inc. a warrant to purchase 62,500 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date three years after the date of issuance.

On February 26, 2008, the Company issued to Remington Partners, Inc. a warrant to purchase 125,000 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date three years after the date of issuance.

On March 16, 2008, the Company issued to Holladay Broadcasting of Louisiana, LLC a warrant to purchase 200,000 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date ten years after the date of issuance.

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

DEBUT BROADCASTING CORPORATION, INC.

August 19, 2008	By:	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer