Form 10-Q
period 2008-06-30
Debut Broadcasting Corporation, Inc.
filed 2008-08-19
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(615) 301-0001
(Registrant’s telephone number, including area code)

(Former name, former address, and formal fiscal year if changed since last report)
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2008, there were 19,794,360 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 4T.	Controls and Procedures	8

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 6.	Exhibits	11

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

F-2	Consolidated Statements of Operations and Accumulated Deficit for the three months and six months ended June 30, 2008 and 2007

F-3	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2008 and 2007

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.  Balance sheet information as of December 31, 2007 was derived from the Company’s audited financial statements for the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$221,416	$8,643
Accounts receivable, net	1,193,989	650,580
Other current assets	479,268	45,723
Total current assets	1,894,673	704,946

Property and equipment, net	720,991	541,159
Goodwill	79,280	79,280
FCC licenses	1,037,000	1,037,000

Other intangible assets, net	1,928	13,925

Total assets	$3,733,874	$2,376,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$473,611	$339,734
Accrued expenses and taxes	1,249,574	339,442
Notes payable	-	-
Notes payable to stockholders	750,000	-
Lines of credit	274,297	239,297
Current portion of long-term debt	66,918	85,600
Total current liabilities	2,814,400	1,004,073

Long term liabilities
Long-term debt	672,691	601,374
Total long term liabilities	672,691	601,374

Total liabilities	3,487,091	1,605,447

Stockholders' equity
Common stock - $.003 par value, 100,000,000 shares authorized; 19,794,360 shares issued and outstanding	30,383	30,383

Additional paid in capital	3,162,272	3,162,272
Accumulated deficit	(2,945,873)	(2,421,792)
Total stockholders' equity	246,782	770,863

Total Liabilities & Equity	$3,733,874	$2,376,310

1 Derived from the Company’s audited financial statements from the year ended December 31, 2007.

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Revenue	$726,438	$607	$1,177,783	$264,074

Operating Expenses
Advertising	113,260	12,362	152,740	30,015
Operating Expense	773,383	311,800	1,378,362	551,617
Depreciation Expense	32,396	6,703	65,868	11,412
Merger and Acquisition Related Expenses	895	255,974	895	339,928

Total Operating Expenses	919,934	586,839	1,597,865	932,972

Operating Loss	(193,496)	(586,232)	(420,082)	(668,898)

Other Income and Expense
Interest Income	(1,585)	(10,117)	(2,399)	(10,117)
Interest Expense	71,374	26,159	107,595	53,074

Total Other Income and Expense	69,789	16,042	105,196	42,957

Net Loss	$(263,285)	$(602,274)	$(525,278)	$(711,855)

Accumulated Deficit at the Beginning of the Period	(2,682,588)	(834,778)	(2,545,315)	(725,197)

Accumulated Deficit at the End of the Period	(2,945,873)	(1,437,052)	(3,070,593)	(1,437,052)
Loss per common share
Basic	(0.0133)	(0.0304)	(0.0265)	(0.0359)
Weighted average number of shares outstanding, basic	19,794,360	19,794,360	19,794,360	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Activities:
Net Loss	$(263,284)	$(602,275)	$(524,080)	$(711,755)

Adjustments to reconcile net loss to net cash provided by/used in operating activities:
Depreciation and amortization	32,397	6,703	65,869	11,412
Changes in operating assets and liabilities, net effects of acquisitions

(Increase) decrease in accounts receivable	(306,803)	(128,271)	(543,939)	(129,520)
(Increase) decrease in other current assets	(305,849)	(33,265)	(434,944)	(33,265)
Increase (decrease) in accounts payable	257,024	152,669	133,877	193,740
Increase (decrease) in accrued expenses and taxes	673,648	218,158	907,295	226,183

Net cash provided by (used in) operating activities	350,418	215,994	128,159	268,550

Investing Activities:
Purchases of property and equipment	(161,342)	(1,435,094)	(212,474)	(1,436,416)
Net cash used in investing activities	(161,342)	(1,435,094)	(212,474)	(1,436,416)

Financing Activities:
Proceeds from issuance of stock warrants	(213,753)	-	18,001	-
Proceeds from bank credit facility	59,036	69,995	94,036	84,995
Proceeds from stockholder notes	-	(215,158)	750,000	(215,158)
Repayment of long-term debt	(754)	(68,000)	(22,868)	(80,865)
Proceeds from issuance of common stock	-	3,191,655	-	3,191,655

Net cash provided by financing activities	(155,471)	2,978,492	839,169	2,980,627

Net (decrease) increase in cash and cash equivalents	(229,680)	1,157,117	230,773	1,101,006

Cash and cash equivalents at beginning of period	451,096	30,003	8,643	86,112

Cash and cash equivalents at end of period	$221,416	$1,187,121	$221,416	$1,187,121

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

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. We anticipate completing the spin-off of MSI during August of 2008.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company have been prepared without audit.

These interim results do not include the assets, liabilities and operations of the non-controlled subsidiary MSI, which the Company expects to spin-off during the third quarter of 2008.

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

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. On July 24, 2008, we received a term sheet for an acquisition and working capital loan for $500,000. Additionally, on August 12, 2008 we received a commitment letter from a commercial bank for a line of credit for $500,000. The board of directors is in the process of reviewing the associated terms of these loan offerings. We intend to raise additional capital over the next 12 months through equity offerings or by incurring debt.

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

December 31, 2007	$20,299
Charged to expense	$24,831
Deductions	$(19,921)
March 31, 2008	$15,389
Charged to expense	$31,301
Deductions	$(31,636)
June 30, 2008	$20,256

Revenue and Cost Recognition

The Company recognizes its advertising and programming revenues when the Company’s radio shows air on its contracted radio station affiliates. Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

As the Company earns its revenue from the national advertising agency, it also recognizes any amounts due to the individual radio programs, which are based on the audience level generated by the specific program. Individual radio programs operate under revenue sharing agreements pursuant to which the Company retains a portion of revenue and disburses a pro rata share of revenue to licensors of any programming which the Company licenses. The relational billing, collections and expenses are disclosed providing transparency to licensors. For individual radio programs that are produced internally by the Company, a similar analysis and calculation is performed to determine the sustained viability of the production concept. Approximately half of the programming produced is wholly-owned by the Company, and the other half is licensed from various programming partners (licensors).

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

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as it charges the affiliated stations described more fully above. Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $113,260 and $12,362 are included in the financial statements for the three months ended June 30, 2008 and June 30, 2007, respectively. Total advertising costs of $152,740 and $30,015 are including in the financial statements for the six months ended June 30, 2008.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. We do not believe that the timing of the adoption of FIN 48 has created any material differences in comparability between the three and six months ended June 30, 2007, and the three and six months ended June 30, 2008.

Note 4 - Loss Per Share

We present basic loss per share on the face of the consolidated statements of operations. As provided by Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic income per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

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

On March 16, 2008, the Company issued to Holladay Broadcasting of Louisiana, LLC a warrant to purchase 200,000 shares of Company common stock at an exercise price of $1.00 per share, with an expiration date 10 years after the date of issuance.

On June 18, 2008, the Company issued to Wolcott Squared a warrant to purchase 18,408 shares of Company common stock at an exercise price of $0.3925 per share, with an expiration date of December 17, 2017.

On June 18, 2008, the Company issued to Wolcott Squared a warrant to purchase 22,279 shares of Company common stock at an exercise price of $0.51 per share, with an expiration date of January 31, 2018.

On June 18, 2008, the Company issued to Wolcott Squared a warrant to purchase 5,686 shares of Company common stock at an exercise price of $0.51 per share, with an expiration date of February 29, 2018.

On June 30, 2008, the Company issued to Politis Communications a warrant to purchase 10,254 shares of Company common stock at an exercise price of $0.91 per share, with an expiration date of June 29, 2018.

On June 30, 2008, the Company issued to Rubicon Capital Partners, a warrant to purchase 20,714 shares of Company common stock at an exercise price of $1.05 per share, with an expiration date of June 29, 2018.

On June 30, 2008, the Company issued to Rubicon Capital Partners, a warrant to purchase 1,312 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of June 29, 2018.

Warrants are accounted for under the guidelines of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

As of June 30, 2008, all warrants include registration rights, but have not yet been registered. The Company revalues warrants quarterly utilizing the Black-Scholes method.

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the reverse merger of the Company with California News Tech. Therefore, the calculation of income per share is based on the number of shares of Company common stock outstanding assuming the reverse merger was completed on January 1, 2006.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to 30 years. Property and equipment are summarized as follows:

	Estimated Useful Life	June 30, 2008	December 31, 2007
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	110,223	71,810
Towers and studio equipment	5 - 30 years	355,604	314,666
Furniture, fixtures and equipment	3 – 7 years	217,860	150,515
Automotive	3 - 5 years	186,938	101,858

Accumulated depreciation		(199,135)	(147,190)
Property and equipment, net		$720,991	$541,159

Of the $701,688 in net property and equipment as of June 30, 2008, $292,947 was added through the acquisition of five broadcast radio stations during the second quarter of 2007 including equipment purchases to support the acquired stations.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000. The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at June 30, 2008. The note matures on May 3, 2009. The balance of the line of credit at both June 30, 2008 and 2007 was $75,000.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on July 31, 2008, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.69813% at June 30, 2008. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance of the note at June 30, 2008 and 2007 was $199,297 and $165,375, respectively.

Note 7 - Notes Payable to Stockholders

Debut Broadcasting Stockholder Notes

On January 21, 2008 the Company issued to Remington Partners, Inc. warrants to purchase 62,500 shares of Company common stock in exchange for a loan in the amount of $250,000 with a $2,000 loan origination fee and interest of 18% per annum due monthly. The promissory note plus any accrued interest is payable on January 31, 2009.

On February 26, 2008 the Company issued to Remington Partners, Inc. warrants to purchase 125,000 shares of Company common stock in exchange for a loan in the amount of $500,000, with a $2,000 loan origination fee and interest of 18% per annum due monthly. The promissory note plus any accrued interest is payable on February 28, 2009.

Total interest expense associated with the stockholder loans for the three months ended June 30, 2008 and 2007 was $13,808 and $4,438 respectively. Accrued interest due to stockholders was $0 and $32,930 as of June 30, 2008 and 2007, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of 4.72688% as of June 30, 2008. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended June 20, 2008 and 2007 was $2,769 and $5,168, respectively. Total interest expense for the six months ended June 30 2008 and 2007 was $6,978 and $10,447, respectively. The balance of the loan at June 30, 2008 was $206,532, of which $27,541 was classified as current portion of long-term debt. The balance of the loan at June 30, 2007 was $262,751, of which $26,841 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at a rate of 12%. The note was amended in April, 2003 requiring interest only payments indefinitely. Total interest expense on the Citadel Communications loan for each of the three months ended June 30, 2008 and 2007 was $10,428. The balance of the loan at both June 30, 2008 and 2007 was $347,491.

Vehicle Loans

On August 28, 2007, the Company signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011.

On September 25, 2007, the Company signed a retail installment sale contract with GMAC for the purchase of two vehicles for $47,498 with an effective interest rate of 5.0%. The corresponding promissory note is to be paid over a three-year period with a monthly payment of $1,424. The purchased vehicles are used in conjunction with the radio broadcast operations.

On May 1, 2008, the Company signed a retail installment sale contract with Daimler Chrysler Financial Services for the purchase of a vehicle for $23,137 with an effective interest rate of 7.49%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $463. The purchased vehicle is used in conjunction with the radio broadcast operations.

On May 15, 2008, the Company signed a retail installment sale contract with Daimler Chrysler Financial Services for the purchase of a vehicle for $19,303 with an effective interest rate of 11.25%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $367. The purchased vehicle is used in conjunction with the radio broadcast operations.

On May 30, 2008, the Company signed a retail installment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530. The purchased vehicle is used in conjunction with the radio broadcast operations.

Total interest expense on the vehicle loans for the quarter ended June 30, 2008 and 2007 was $2286 and $0, respectively. Total interest expense on the vehicle loans for the six months ended June 30, 2008 and 2007 was $3,971 and $0, respectively. The principal balance of the vehicle loans as of June 30, 2008 and 2007 was $146,019 and $0, respectively. At June 30, 2008, $13,788 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended June 30, 2008 and 2007 was $173.54 and $0, respectively. Total interest expense on studio equipment for the six months ended June 30, 2008 and 2007 was $535 and $0, respectively. The principal balance of the capital lease as of June 30, 2008 and 2007 was $12,748 and $0, respectively. At June 30, 2008, $2,776 was classified as the current portion of the lease.

Note 9 - Stockholders’ Equity

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

Finally, in connection with the reverse merger, the Company converted notes payable to stockholders in the amount of $215,158 into 430,316 shares of Company common stock at $0.50 per share.

The pre-merger stockholders of the Company maintained 364,044 shares of Company common stock.

On May 21, 2007, $100,000 of convertible debentures issued on May 15, 2007 were converted into 3,000,000 shares of Company common stock.

Note 10 - Business Combinations

California News Tech

On May 17, 2007, the Company entered into an Agreement and Plan of Merger with California News Tech, a public company that was incorporated in Nevada. The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of California News Tech by the Company. MSI held all of the assets and operations of California News Tech at the date of the reverse merger.

As part of the reverse merger, each share of common stock of Debut Broadcasting, Inc., a Tennessee corporation formerly known as The Marketing Group (“Debut Broadcasting”), issued and outstanding immediately prior to the closing of the reverse merger was converted into the right to receive one share of common stock. As a result, the stockholders of Debut Broadcasting received 10,000,000 newly issued shares of common stock.

Also as part of the reverse merger, the Company issued 6,430,316 shares of Company common stock to investors as a result of closing a private offering that was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933. The shares were issued for a combination of cash and debt reduction.

On June 27, 2007, MSI filed a registration statement with the Securities and Exchange Commission with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. The Company anticipates completing the spin-off of MSI during August of 2008.

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

Moreover, as part of this Post-Merger Operating Agreement, the Company agreed that if for any reason California News Tech is unable to register the MSI shares, the Company would sell its MSI shares to the Company’s former president and director, Marian Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from the Company effective as of the date of the reverse merger.

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

Holladay Broadcasting Company

On March 16, 2008, the Company entered into a Local Marketing Agreement with two radio broadcast stations identified as WBBV FM 101.3 MHz in Vicksburg, Mississippi, KLSM FM 105.5 MHz in Tallulah, Louisiana with Holladay Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations. The Company maintains the station including all revenues and expenses. Holladay Broadcasting Company has retained ownership of all assets and liabilities of the station as of March 16, 2008.

On March 16, 2008, the Company signed an asset purchase agreement and filed with the FCC for ownership of WBBV FM 101.3 MHz in Vicksburg, Mississippi including all of the facilities, equipment, licenses, intellectual property, assets, and liabilities of the station. The FCC has granted an approval for the ownership transfer of WBBV, and the Company anticipates closing the acquisition in the third quarter of 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements may be identified by reference to a future-period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” or “plan” or future or conditional verb tenses, and variations or negatives of such terms.

These forward-looking statements include, without limitation, those relating to legal proceedings, completion of the spin-off of MIS, the basis of presentation of our financial statements, charges to consulting clients, the impact of recent accounting pronouncements, the separate operations of MSI, the closing of the acquisition of radio stations in Vicksburg, Mississippi, the impact of radio station acquisitions, radio advertising growth, our need for additional capital, our ability to raise capital through debt and equity financing, the terms of any financing the we may obtain, the incurrence of accounting and legal fees in connection with acquisitions and the effectiveness of our disclosure controls and procedures.

We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our ability to provide and market competitive service and products, our ability to diversify revenue, our ability to attract, train and retain qualified personnel, our ability to operate and integrate new technology, changes in consumer preference, changes in our operating or expansion strategy, changes in economic conditions, fluctuation in prevailing interest rates, our ability to identify and effectively integrate potential acquisitions, FCC and government approval of potential acquisition, our inability to renew one or more of our broadcast licenses, our ability to manage growth and effectively serve an expanding customer and market base, geographic concentrations of our assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of capital and liquidity, our ability to compete with other companies that produce and distribute syndicated radio programs and/or own radio stations, shifts in populations and other demographics, changes in governmental regulations, laws and regulations as the affect companies tat produce and distribute syndicated radio programs and/or own radio stations, industry conditions, the popularity of radio as a broadcasting and advertising medium, cancellation, disruption or postponements of advertising schedules in response to national or world events, our lack of control over MSI, possible adverse ruling, judgments, settlements, and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of companies that produce and distribute syndicated radio programs and/or own radio stations and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview

Our advertising environment was steady during the second quarter of 2008, and showed signs of growth in smaller markets. A Radio Advertising Bureau report issued in the second quarter indicated that local advertisers, the largest advertisers which are served in small markets, are advertising more in 2008 than 2007. Management believes that local market advertisers and automotive dealerships are advertising more in order to compete during the economic slowdown. Non-broadcast radio revenue (“non-spot revenue”) remained steady during the second quarter of 2008. Our rural market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the six months ended June 30, 2008, combined net revenue from radio, multi-media, media purchasing and syndication increased 446% compared to the same period in 2007.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the Three Months Ended June 30, 2008 and 2007

We generated $726,438 in net revenue for the quarter ended June 30, 2008, an increase of $725,831 or 119,676%, compared to $607 for the quarter ended June 30, 2007. Approximately $340,000 of this increase relates to the Mississippi radio station acquisitions, and approximately $385,000 of the increse relates to the core syndication business.

Advertising expense was $113,260 for the quarter ended June 30, 2008, an increase of 100,898 or 916%, compared to $12,362 for the quarter ended June 30, 2007. This increase is partially attributable to a public relations contract that we entered into with Politis Communications. Additionally contributing to the increase were contracts that we entered into with Agoracom for investor relations services, as well as public relations contracts with Dutton Associates and Rubicon Capital Partners. Of the advertising expense, $26,073 was a non-cash expenditure evidenced by the issuance of warrants to purchase shares of our common stock.

Operating expense was $773,383 for the quarter ended June 30, 2008, an increase of $461,583 or 248%, compared to $311,800 for the quarter ended June 30, 2007. Of the total increase in operating expenses, $306,744 related to the Mississippi radio acquisitions which began operations at the end of the second quarter of 2007. Additional reasons for the increase in operating expenses relate to $194,423 in costs associated with our public trading status.

Depreciation and amortization expense was $32,396 for the quarter ended June 30, 2008, an increase of $25,693, or 483%, compared to $6,703 for the quarter ended June 30, 2007. The primary reason for the increase relates to the assets acquired as part of the Shamrock Broadcasting, Inc. and River Broadcasting Company acquisitions.

During the quarter ended June 30, 2007, we recorded $255,974 in non-recurring merger and acquisition related expenses in connection with the reverse merger with California News Tech.

Interest expense was $71,374 for the quarter ended June 30, 2008, and increase of $45,215 or 157% compared to $26,159 for the quarter ended June 30, 2007. The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc. An additional increase in interest expense was attributable to vehicles we lease for radio station operations.

As a result of the foregoing revenue and expenses, our overall net loss for the three-month period ending June 30, 2008 and June 30, 2007 was $263,285 and $602,274, respectively.

For the Six Months Ended June 30, 2008 and 2007

We generated $1,177,783 in net revenue for the six months ended June 30, 2008, an increase of $1,177,518, or 446%, compared to $264,074 for the six months ended June 30, 2007. Approximately $493,000 of this increase relates to the Mississippi radio station acquisitions, and approximately $420,000 of the increase relates to the core syndication business.

Advertising expense was $152,740 for the six months ended June 30, 2008 an increase of $118,156 or 508% compared to $30,015 for the six months ended June 30, 2007. This increase is partially attributable to a public relations contract that we entered into with Politis Communications. Additionally contributing to the increase were contracts that we entered into with Agoracom for investor relations services, as well as public relations contracts with Dutton Associates and Rubicon Capital Partners. Of the advertising expense, $30,739 was a non-cash expenditure evidenced by the issuance of warrants to purchase shares of our common stock.

Operating expense was $1,378,362 for the six months ended June 30, 2008, an increase of $720,530 or 109%, compared to $657,832 for the six months ended June 30, 2007. Of the total increase in operating expenses, $541,815 related to the Mississippi radio acquisitions which began operations at the end of the second quarter of 2007. Additional reasons for the increase in operating expenses relate to $332,817 in costs associated with our public trading status.

Depreciation and amortization expense was $65,868 for the six months ended June 30, 2008, an increase of $54,456 or 577% compared to $11,412 for the six months ended June 30, 2007. The primary reason for the increase relates to the assets acquired as part of the Shamrock Broadcasting, Inc. and River Broadcasting Company acquisitions.

During the six months ended June 30, 2007, we recorded $339,928 in non-recurring merger and acquisition related expenses in connection with the reverse merger with California News Tech.

Interest expense was $107,595 for the quarter ended June 30, 2008, an increase of $54,521 or 102% compared to $53,074 for the quarter ended June 30, 2007. The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc. An additional increase in interest expense was attributable to the vehicles which have been financed for the radio station operations.

As a result of the foregoing revenue and expenses, our overall net loss for the six-month period ending June 30, 2008 and June 30, 2007 was $602,274 and $711,855, respectively.

Financial Condition

Accounts receivable, net of allowance for doubtful accounts was $1,193,989 at June 30, 2008, an increase of $543,409 or 83% compared to $650,580 at December 31, 2007. The combination of our sales growth in syndication revenues and local radio advertising, combined with a slower collection cycle resulting from the economic downturn has contributed to the increase in the accounts receivable balance.

Other current assets of $479,268 at June 30, 2008, an increase of $433,545 compared to $45,723 at December 31, 2007 related to the issuance of nine warrants to purchase shares of our common stock. In accordance with FAS 133, we recorded an associated asset and liability for the issuance of warrants, which will be adjusted quarterly using the Black-Scholes method of derivative valuation.

In the first and second quarters of 2008, we relocated our studio and offices in Greenville, Mississippi to a new office location. All leasehold improvements at the prior office location were fully depreciated at December 31,2007. As a result of this move, we acquired additional fixed assets, increasing our property and equipment, net of depreciation, to $720,991 compared to $541,159 at December 31, 2007.

Accounts payable at June 30, 2008 was $473,611, an increase of $133,877 or 39% compared to $339,734 at December 31, 2008. This increase in accounts payable is attributable to additional liabilities associated with the local marketing agreement with WBBV FM in Vicksburg, Mississippi and KLSM FM in Tallulah, Louisiana.

Accrued expenses and taxes at June 30, 2008 were $1,249,574, an increase of $910,132 from December 31, 2007. Approximately half of this increase is related to the separate issuance of nine warrants to purchase shares of our common stock. In accordance with FAS 133, we recorded an associated asset and liability for the issuance of warrants, which will be adjusted quarterly using the Black-Scholes method of derivative valuation. The remaining increase in accrued expenses and taxes is predominantly an accrual for revenue sharing among our syndication affiliates. This accrued expense was directly associated with the increase in accounts receivable.

In January and February of 2008, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. As a result, our notes payable to stockholders were $750,000 at June 30, 2008 compared to $0 at December 31, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets in the amount of $1,894,673 and current liabilities in the amount of $2,814,400. This resulted in a working capital deficit in the amount of $919,727.

As of June 30, 2008, we had current assets in the amount of $1,894,673, consisting of $221,416 in cash and cash equivalents, $1,193,989 in accounts receivable and $479,268 in other current assets. As of June 30, 2008, we had current liabilities in the amount of $2,814,400, consisting of $473,611 in accounts payable, $1,249,574 in accrued expenses and taxes, $750,000 in notes payable to stockholders, $274,297 in lines of credit and $66,918 in current portion of long term debt. This combination of assets and liabilities resulted in a working capital deficit in the amount of $919,727.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. On July 24, 2008, we received a term sheet from the Bone Lachs Group for an acquisition and working capital loan for $500,000. On August 12, 2008 we received a commitment letter from SunTrust Bank for a line of credit for $500,000. Our board of directors is in the process of reviewing the associated terms of these loans. We intend to raise additional capital over the next 12 months through equity offerings or by incurring debt.

We have made our initial radio station acquisitions without taking on any additional debt financing. However, debt financing may be advisable and attractive as we contemplate future additional acquisitions.

Although we are unable to predict the precise terms of any financing until the time that such financing is actually obtained, it is likely that any such financing will fit within the following parameters:

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

In connection with acquisitions, dispositions and financing, we expect to incur appropriate accounting and legal fees.

Recent Events

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets. Two of these stations, WBBV FM, and KLSM FM were placed under a local marketing agreement on March 16, 2008. We signed an asset purchase agreement and filed for FCC License transfer for WBBV during the first quarter of 2008. We received approval from the FCC to proceed with the acquisition during the second quarter of 2008. We expect to finalize the acquisition of WBBV during the third quarter of 2008.

These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally. We anticipate signing asset purchase agreements, and filing for FCC license transfers for the 6 additional stations during the third and fourth quarter of 2008. These acquisitions will represent overall growth in radio operations of 140% year over year.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Critical Accounting Policies

Revenue and Cost Recognition

We recognize advertising and programming revenues when our radio programs air with our contracted radio station affiliates. Generally, we are paid by a national advertising agency, which sells the commercial time provided by the affiliate.

We earn revenue from the national advertising agency, we also recognize any amounts attributable to the individual radio programs, which are based on the audience level generated by the specific program. Expenses are accrued at the time the radio programs are run.

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

Item 4T.     Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steve Ludwig, and our Chief Financial Officer, Ms. Sariah Hopkins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2008, we issued to Wolcott Squared a warrant to purchase 18,408 shares of our common stock at an exercise price of $0.3925 per share, with an expiration date of December 17, 2017. The consideration received for this warrant was services rendered in December of 2007 valued at $7,225.

On June 18, 2008, we issued to Wolcott Squared a warrant to purchase 22,279 shares of our common stock at an exercise price of $0.51 per share with an expiration date of January 31, 2018. The consideration received for this warrant was services rendered in January of 2008 valued at $11,362.

On June 18, 2008, we issued to Wolcott Squared a warrant to purchase 5,686 shares of our common stock at an exercise price of $0.51 per share with an expiration date of February 29, 2018. The consideration received for this warrant was services rendered in February of 2008 valued at $2,899.

On June 30, 2008, we issued to Politis Communications a warrant to purchase 10,254 shares of our common stock at an exercise price of $0.91 per share, with an expiration date of June 29, 2018. The consideration received for this warrant was services rendered by Politis Communications.

On June 30, 2008, we issued to Rubicon Capital Partners, a warrant to purchase 20,714 shares of our common stock at an exercise price of $1.05 per share, with an expiration date of June 29, 2018. The consideration received for this warrant was services rendered by Rubicon Capital Partners.

On June 30, 2008, we issued to Rubicon Capital Partners, a warrant to purchase 1,312 shares of our common stock at an exercise price of $0.50 per share, with an expiration date of June 29, 2018. The consideration received for this warrant was services rendered by Rubicon Capital Partners.

We revalue warrants quarterly utilizing the Black-Scholes method.

All of these warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 20, 2008, we held our annual meeting of stockholders. Matters brought before stockholders for approval were the ratification of Maddox Unger Silberstein, PLLC as our registered auditor, as well as election of our board of directors. Of 19,794,360 shares outstanding, 12,437,189 were present at the meeting. Tabulation of votes was provides by CPA Associates, PLLC.

The results of the vote were:
•	Ratification of Maddox Unger Silberstein, PLLC, as registered auditor:
o	For – 12,433,522
o	Against – 0
o	Abstain – 3,667
•	Election of Garrett Cecchini as a director:
o	For – 12,436,689
o	Against – 500
o	Abstain – 0
•	Election of Steven Ludwig as a director:
o	For – 12,436,689
o	Against – 500
o	Abstain – 0

•	Election of Robert Marquitz as a director:
o	For – 12,436,689
o	Against – 500
o	Abstain – 0
•	Election of Stephen Rush as a director:
o	For – 3,862,373
o	Against – 8,574,816
o	Abstain – 0
•	Election of Suresh A. Saraswat, M.D. as a director:
o	For – 12,436,689
o	Against – 500
o	Abstain – 0
•	Election of Frank Woods as a director:
o	For – 12,436,689
o	Against – 500
o	Abstain – 0

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Purusant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEBUT BROADCASTING CORPORATION, INC.

August 19, 2008	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer