Form 10-Q/A
period 2007-09-30
Debut Broadcasting Corporation, Inc.
filed 2008-11-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-50762

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1209 16th Ave South, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)

(615) 866-3001
(Registrant’s telephone number, including area code)

None
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

As of September 30, 2007, there were 19,794,360 shares of common stock issued and outstanding.

EXPLANATORY NOTE

                       This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-QSB for the quarter ended September, 30 2007 as filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Filing”). The Amendment (i) amends and restates the Company’s condensed consolidated statements of operations and accumulated deficit for the three and nine month periods ended September 30, 2007 and September 30, 2006 (the “Restatement”), (ii) adds a note to the financial statements explaining the Restatement, and (iii) amends and restates the section entitled “Results of Operations” from Part I, Item 2 of the Original Filing with respect to the Company’s net revenue and operating expenses. The Restatement adjusts the Company’s net revenue, operating expense and total operating expenses to maintain comparability with all prior and future reporting periods. The Restatement has no effect on the Company’s income, cash flow, liquidity or financial condition at the end of each of the respective restated periods. For a description of the Restatement, see Note 10 “Restatement of Financial Statements” to the accompanying condensed consolidated statements of operations and accumulated deficit contained in the Amendment.

The Amendment contains only the amended and restated information described above; all other information included in the Original Filing remains unchanged and has been omitted from the Amendment. The Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to the Amendment.

	TABLE OF CONTENTS	Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
PART II - OTHER INFORMATION
Item 6.	Exhibits	5

Item 1. Financial Statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	$264,530	$414,725	$528,605	$937,170

Operating expenses
Advertising	6,580	6,367	14,358	6,368
Operating expense	683,003	369,908	1,234,620	908,794
Depreciation expense	26,611	4,580	38,023	13,741
Merger and acquisition related expenses	57,634	-	397,462	-

Total operating expenses	773,828	380,855	1,684,463	928,903

Operating (loss) income	(509,297)	60,870	(1,178,095)	8,267

Other income and expense
Interest income	(8,239)	-	(18,334)	-
Interest expense	23,058	38,515	76,110	98,818

Total other income and expense	14,819	38,515	57,776	98,818

Net (loss) income	$(524,116)	$22,355	$(1,235,871)	$(90,551)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 10 Restatement of Financial Statements

The Company reports all revenue on the basis of net revenue, or gross revenue net of cost of goods sold. On the Company’s original 10-QSB filed for the three and nine months ended September 30, 2007, revenue was erroneously presented as gross revenue, with the corresponding cost of goods sold increasing operating expense. This Form 10-Q/A corrects this error, by reducing net revenue and total operating expense. The restatement of the Company’s condensed consolidated statements of operations and accumulated deficit for the three and nine month periods ended September 30, 2007 and September 30, 2006 (the “Restatement”) has no effect on the Company’s income, cash flow, liquidity or financial condition at the end of each of the respective restated periods. The Restatement has no effect on any other reporting period, and was isolated to the reporting periods ended September 30, 2007 and September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended September 30, 2007 and 2006

On a consolidated basis, we generated $264,530 in net revenue for the quarter ended September 30, 2007, an overall decrease of $150,195, or 36%, compared to $414,725 for the quarter ended September 30, 2006. The 2006 net revenue included approximately $290,000 from a non-recurring project for one customer. Excluding this non-recurring revenue, the net revenue increased approximately $139,805 for the quarter ended September 30, 2007 compared to the same quarter in 2006. This relates to increases in core syndication net revenues and revenues resulting from the Mississippi radio station acquisitions.

On a consolidated basis, advertising expense was $6,580 for the quarter ended September 30, 2007 compared to $6,367 for the quarter ended September 30, 2006.

On a consolidated basis, operating expense was $683,003 for the quarter ended September 30, 2007, an increase of $313,095 or 85%, compared to $369,908 for the quarter ended September 30, 2006. Of the total increase in operating expenses, $241,000 relates to the Mississippi radio acquisitions made in June 2007. Additional reasons for increase in operating expenses include bad debt expense of $43,000, the majority of which pertains to one specific write-off for an uncollectible account, the establishment of a standard company benefit plan necessitating corresponding accrual increases of approximately $23,000, and incremental costs associated with our status as a public company and management of the newly acquired radio stations.

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

For the nine months ended September 30, 2007 and 2006

On a consolidated basis, we generated $2,118,377 in net revenue for the nine months ended September 30, 2007, an increase of $1,181,207 or 126% compared to $937,170 for the nine months ended September 30, 2006. The 2006 net revenue included approximately $464,000 from a non-recurring project for one customer. Excluding this non-recurring revenue, the overall net revenue increased approximately $717,207 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, of which $542,000 relates to increases in core syndication net revenues and approximately $175,000 relates to the Mississippi radio station acquisitions.

On a consolidated basis, advertising expense was $14,358 for the nine months ended September 30, 2007 compared to $6,368 for the corresponding period during 2006.

On a consolidated basis, operating expense was $1,234,620 for the nine months ended September 30, 2007, an increase of $325,826, or 36%, compared to $908,794 for the nine months ended September 30, 2006. Of the total increase in operating expenses, $140,000 relates to the Mississippi radio acquisitions made in June 2007, and $185,000 relates to a change in accounting methodology recorded in June, 2007 whereby we established a producer sharing accrual to more accurately match the national advertising agency revenue to our corresponding producer sharing expense.

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

As a result of the foregoing revenue and expenses, our overall net loss for the nine-month periods ending September 30, 2007 and September 30, 2006 was $1,235,871 and $90,551, respectively.

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

DEBUT BROADCASTING CORPORATION, INC.

November 13, 2008	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002