Form 10-Q
period 2008-09-30
Debut Broadcasting Corporation, Inc.
filed 2008-11-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 19,794,360 shares of common stock issued and outstanding.

 TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(1)
Current assets
Cash and cash equivalents	$70,561	$8,643
Accounts receivable, net	1,396,030	650,580
Other current assets	465,844	45,723
Total current assets	1,932,435	704,946

Property and equipment, net	777,835	541,159
Goodwill	459,280	79,280
FCC licenses	1,509,500	1,037,000

Other intangible assets, net	34,012	13,925
Total assets	$4,713,062	$2,376,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$498,920	$339,734
Accrued expenses and taxes	1,180,127	339,442
Notes payable	-	-
Notes payable to stockholders	750,000	-
Lines of credit	602,262	239,297
Current portion of long-term debt	34,451	85,600
Total current liabilities	2,814,400	1,004,073

Long-term liabilities
Long-term debt	1,471,298	601,374
Total long-term liabilities	1,471,298	601,374

Total liabilities	4,537,059	1,605,447
Stockholders' equity
Common stock - $.003 par value, 100,000,000 shares authorized; 19,794,360 shares issued and outstanding	30,383	30,383

Additional paid in capital	3,162,272	3,162,272
Accumulated deficit	(3,016,651)	(2,421,792)
Total stockholders' equity	176,003	770,863

Total Liabilities & Equity	$4,713,062	$2,376,310

The accompanying notes are an integral part of these financial statements.

(1) Derived from the Company’s audited financial statements from the year ended December 31, 2007.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(restated)		(restated)
Net Revenue	$741,074	$264,530	$1,918,857	$528,605

Operating Expenses
Advertising	21,751	6,580	174,491	36,595
Operating Expense	711,739	683,003	2,088,904	1,234,620
Depreciation Expense	28,889	26,611	94,757	38,023
Merger and Acquisition Related Expenses	10,405	57,634	11,300	397,562

Total Operating Expenses	772,784	1,343,567	2,369,452	2,276,539

Operating Loss	(31,711)	(509,297)	(450,596)	(1,178,195)

Other Income and Expense
Interest Income	(7,143)	(8,239)	(9,542)	(18,356)
Interest Expense	46,200	23,058	153,795	76,132

Total Other Income and Expense	39,057	14,819	144,253	57,776

Net Loss	$(70,767)	$(524,116)	$(594,848)	$(1,235,971)

Accumulated Deficit at the Beginning of the Period	(2,945,025)	(1,437,052)	(2,420,944)	(725,197)

Accumulated Deficit at the End of the Period	$(3,015,792)	$(1,961,168)	$(3,015,792)	$(1,961,168)
Loss per common share
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Weighted average number of shares outstanding, basic	19,794,360	19,794,360	19,794,360	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating Activities:
Net Loss	$(594,848)	$(1,235,871)

Adjustments to reconcile net loss to net cash
provided by/used in operating activities:
Depreciation and amortization	94,770	38,023
Changes in operating assets and liabilities, net effects
of acquisitions

(Increase) in accounts receivable	(687,929)	(124,072)
(Increase) in other current assets	(8,325)	(46,437)
Increase in accounts payable	159,186	102,784
Increase in accrued expenses and taxes	396,596	295,962

Net cash (used in) operating activities	(640,573)	(969,611)

Investing Activities:
Purchases of property and equipment	(280,094)	(328,518)
Acquisition of Shamrock Broadcasting	-	(300,000)
Acquisition of River Broadcasting	-	(1,037,134)
Acquisition of WBBV FM	(980,022)	-
Net cash used in investing activities	(1,260,116)	(1,665,652)

Financing Activities:
Proceeds from issuance of stock warrants	30,865	-
Proceeds from bank credit facility	1,241,304	30,000
Proceeds from stockholder notes	750,000	-
Repayment of long-term debt	(59,563)	48,394
Proceeds from issuance of common stock	-	2,976,497

Net cash provided by financing activities	1,962,606	3,054,891

Net increase in cash and cash equivalents	61,918	419,628

Cash and cash equivalents at beginning of period	8,643	86,112

Cash and cash equivalents at end of period	$70,561	$505,740

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$137,969	$53,074
Income Taxes	$-	$-

Schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion
of debenture payable	$-	$100,000

Issuance of common stock in connection with conversion
of stockholder notes payable	$-	$215,158

Purchase of assets of WBBV FM and
assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$600,022	$-
Goodwill	$380,000	$-
Cash paid	$(180,022)	$-
Liabilities assumed	$(800,000)	$-

Purchase of assets of Shamrock Broadcasting and
assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$-	$310,134
Cash paid	$-	$(300,000)
Liabilities assumed	$-	$(10,134)

Purchase of assets of River Broadcasting and
assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$-	$957,854
Goodwill	$-	$79,280
Cash Paid	$-	$(1,037,134)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. The spin-off of MSI was completed during August of 2008.

Note 2 - Basis of Presentation and Interim Results

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.  Balance sheet information as of December 31, 2007 was derived from the Company’s audited financial statements for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company have been prepared without audit.

Restatements have been made to net revenue and operating expense for the three and nine months ended September 30, 2007. These restatements were made to reflect consistency with all other reporting periods, and have not affected the Company’s total net loss for such periods.

These interim results do not include the assets, liabilities and operations of the non-controlled subsidiary MSI, of which the Company completed the spin-off during the third quarter of 2008.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. On August 22, 2008, we accepted an acquisition and working capital loan for $500,000 from SunTrust Bank. We intend to raise additional capital over the next six months through equity offerings or by incurring debt.

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

December 31, 2007	$20,299
Charged to expense	$24,831
Deductions	($19,921)
March 31, 2008	$15,389
Charged to expense	$31,301
Deductions	($39,168)
June 30, 2008	$20,256
Charged to expense	$17,979
Deductions	($19,907)
September 30, 2008	$22,184

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - Basis of Presentation and Interim Results (continued)

Revenue and Cost Recognition (continued)

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as it charges the affiliated stations described more fully above. Consulting fee income is recognized as time is incurred under the terms of the contract.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $21,751 and $6,580 are included in the financial statements for the three months ended September 30, 2008 and September 30, 2007, respectively. Total advertising costs of $174,491 and $36,595 are including in the financial statements for the nine months ended September 30, 2008 and September 30, 2007.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. We do not believe that the timing of the adoption of FIN 48 has created any material differences in comparability between the nine months ended September 30, 2007 and the nine months ended September 30, 2008.

Note 4 - Loss Per Share

We present basic loss per share on the face of the consolidated statements of operations. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic income per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 4 - Loss Per Share (continued)

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

On September 22, 2008, the Company issued to a third party a warrant to purchase 18,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2011.

On September 22, 2008, the Company issued to a third party a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of September 30, 2011.

On September 30, 2008, the Company issued to Politis Communications a warrant to purchase 5,495 shares of Company common stock at an exercise price of $0.91 per share, with an expiration date of September 29, 2018.

Warrants are accounted for under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

As of September 30, 2008, all warrants include registration rights, but have not yet been registered. The Company revalues warrants quarterly utilizing the Black-Scholes method.

All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes to give effect to the reverse merger of the Company with California News Tech. Therefore, the calculation of income per share is based on the number of shares of Company common stock outstanding assuming the reverse merger was completed on January 1, 2006.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 5 - Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to 30 years. Property and equipment are summarized as follows:

	Estimated Useful Life	September 30, 2008	December 31, 2007
Land		$49,500	$49,500
Buildings and building improvements	5 - 10 years	135,298	71,810
Towers and studio equipment	5 - 30 years	360,313	314,666
Furniture, fixtures and equipment	3 - 7 years	270,440	150,515
Automotive	3 - 5 years	187,391	101,858

Accumulated depreciation		(225,108)	(147,190)
Property and equipment, net		$777,835	$541,159

Of the $777,835 in net property and equipment as of September 30, 2008, $35,000 was added through the acquisition of WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired station.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000. The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 6.5% at September 30, 2008. The note matures on May 3, 2009. The balance of the line of credit at both September 30, 2008 and 2007 was $75,000.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on December 31, 2008, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.73875% at September 30, 2008. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance of the note at September 30, 2008 and 2007 was $200,123 and $165,375, respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 7 - Notes Payable to Stockholders

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

Total interest expense associated with the stockholder loans for the three months ended September 30, 2008 and 2007 was $33,334 and $0 respectively. As of September 30, 2008 all accrued interest associated with the stockholder loans was paid out with a corresponding balance of $0. Total interest expense associated with the stockholder loans was $81,170 and $6,680 for the nine months ended September 30, 2008 and 2007.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of 4.7375% as of September 30, 2008. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended September 30, 2008 and 2007 was $2,363 and $5,006, respectively. Total interest expense for the nine months ended September 30 2008 and 2007 was $8,487 and $15,453, respectively. The balance of the loan at September 30, 2008 was $190,790 of which $11,733 was classified as current portion of long-term debt. The balance of the loan at September 30, 2007 was $245,239, of which $55,787 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415. The loan has no maturity date and accrues interest at a rate of 12%. The note was amended in April, 2003 requiring interest only payments indefinitely. Total interest expense on the Citadel Communications loan for each of the three months ended September 30, 2008 and 2007 was $10,428. The balance of the loan at both September 30, 2008 and 2007 was $347,491.

Vehicle Loans

On August 28, 2007, the Company signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 8 - Loans Payable (continued)

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

Total interest expense on the vehicle loans for the quarter ended September 30, 2008 and 2007 was $2,286 and $0, respectively. Total interest expense on the vehicle loans for the nine months ended September 30, 2008 and 2007 was $3,107 and $0, respectively. The principal balance of the vehicle loans as of September 30, 2008 and 2007 was $132,232 and $97,566, respectively. At September 30, 2008, $7,268 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended September 30, 2008 and 2007 was $175 and $0, respectively. Total interest expense on studio equipment for the nine months ended September 30, 2008 and 2007 was $710 and $0, respectively. The principal balance of the capital lease as of September 30, 2008 and 2007 was $6,237 and $0, respectively. At September 30, 2008, $1,316 was classified as the current portion of the lease.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 9 - Stockholders’ Equity (continued)

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

On June 27, 2007, MSI filed a registration statement with the Securities and Exchange Commission with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to stockholders of record of California News Tech as of April 20, 2007. The Company completed the spin-off of MSI during August of 2008.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 10 - Business Combinations (continued)

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

River Broadcasting Company

On June 19, 2007, the Company acquired three radio broadcast stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz and WNIX AM 1330 kHz in Greenville, MS, from River Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations, in exchange for $1,037,134. In September 2007, the Company identified a $14,280 liability that was not recorded as of the closing date of the transaction. This was recorded as an adjustment to goodwill.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$37,134
Land	35,000
Buildings and structures	50,000
Equipment	25,000
FCC licenses	800,000
Non-compete agreement	25,000
Goodwill	79,280
Liabilities assumed	(14,280)
Total	$1,037,134

We reported our acquisition of these five radio stations on a Form 8-K filed June 22, 2007.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

WBBV FM

On August 27, 2008, the Company acquired a radio broadcast station from Holladay Broadcasting of Louisiana, LLC identified as WBBV FM 101.3 MHz in Vicksburg, Mississippi, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station, in exchange for $180,022.
The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$57,522
Land	0.00
Buildings and structures	25,000
Equipment	10,000
FCC licenses	472,500
Non-compete agreement	35,000
Goodwill	380,000
Liabilities assumed	(800,000)
Total	$180,022

Holladay Broadcasting Company

On March 16, 2008, the Company entered into a Local Marketing Agreement for a radio broadcast station identified as KLSM FM 105.5 MHz in Tallulah, Louisiana with Holladay Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station. The Company maintains the station including all revenues and expenses. Holladay Broadcasting Company has retained ownership of all assets and liabilities of the station as of March 16, 2008.

Grace Media Company

On August 15, 2008, the Company entered into a Local Marketing Agreement for a radio broadcast station identified as WQBC AM 1420 Khz in Vicksburg, Mississippi with Grace Media Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations. The Company maintains the station including all revenues and expenses. Grace Media Company has retained ownership of all assets and liabilities of the station as of August 22, 2008.

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

These forward-looking statements include, without limitation, the basis of presentation of our financial statements, charges to consulting clients, the impact of recent accounting pronouncements, the separate operations of MSI, the impact of radio station acquisitions, radio advertising growth, pending acquisitions, the future use of Black-Scholes method of valuation, market trends, our need for additional capital, our ability to raise capital through debt and equity financing, the terms of any financing the we may obtain, the incurrence of accounting and legal fees in connection with acquisitions and the effectiveness of our disclosure controls and procedures.

We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our ability to provide and market competitive service and products, our ability to diversify revenue, our ability to attract, train and retain qualified personnel, our ability to operate and integrate new technology, changes in consumer preference, changes in our operating or expansion strategy, changes in economic conditions, fluctuation in prevailing interest rates, our ability to identify and effectively integrate potential acquisitions, FCC and government approval of potential acquisition, our inability to renew one or more of our broadcast licenses, our ability to manage growth and effectively serve an expanding customer and market base, geographic concentrations of our assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of capital and liquidity, our ability to compete with other companies that produce and distribute syndicated radio programs and/or own radio stations, shifts in populations and other demographics, changes in governmental regulations, laws and regulations as the affect companies that produce and distribute syndicated radio programs and/or own radio stations, industry conditions, the popularity of radio as a broadcasting and advertising medium, cancellation, disruption or postponements of advertising schedules in response to national or world events, our lack of control over MSI, possible adverse ruling, judgments, settlements, and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of companies that produce and distribute syndicated radio programs and/or own radio stations and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview

A Radio Advertising Bureau report issued in September 2008 indicated that local advertisers, the largest advertisers which are served in small markets, decreased their overall advertising by 10% during the third quarter. Despite this report, we realized growth in our markets while the industry as a whole declined. Management believes that local market advertisers and automotive dealerships are advertising more in our markets in order to compete during the economic slowdown. Non-broadcast radio revenue (“non-spot revenue”) remained steady during the third quarter of 2008. Our rural market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the nine months ended September 30, 2008, combined net revenue from radio, multi-media, media purchasing and syndication increased 263% compared to the same period in 2007.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the Three Months Ended September 30, 2008 and 2007

We generated $741,074 in net revenue for the quarter ended September 30, 2008, an increase of $476,544 or 180%, compared to $264,530 for the quarter ended September 30, 2007. Approximately $220,000 of the increase relates to improved performance in our Greenville, Mississippi radio stations and the acquisition of WBBV, FM in Vicksburg, Mississippi. The remainder of the increase is attributable to growth in our core syndication revenue.

Advertising expense was $21,751 for the quarter ended September 30, 2008, an increase of $15,171 or 230%, compared to $6,580 for the quarter ended September 30, 2007. This increase is partially attributable to a public relations contract that we entered into with Politis Communications during the quarter ended September 30, 2008. Of the advertising expense, $5,000 was a non-cash expenditure evidenced by the issuance of warrants to purchase shares of our common stock.

Operating expense was $711,739 for the quarter ended September 30, 2008, an increase of $28,736 or 4%, compared to $683,003 for the quarter ended September 30, 2007. The increase in operating expense is attributable to the newly acquired Mississippi radio station, WBBV FM.

Depreciation and amortization expense was $28,889 for the quarter ended September 30, 2008, an increase of $2,278, or 8.6%, compared to $26,611 for the quarter ended September 30, 2007. The primary reason for the increase relates to certain assets purchased to keep equipment and facilities at our radio stations current.

During the quarter ended September 30, 2008, we recorded $10,405 in non-recurring merger and acquisition related expenses in connection with the acquisition of WBBV FM. During the quarter ended September 30, 2007, we recorded $57,634 in connection with the reverse merger with California News Tech and the acquisitions of Shamrock Broadcasting Company and River Broadcasting Company.

Interest expense was $46,200 for the quarter ended September 30, 2008, an increase of $23,142 or 100% compared to $23,058 for the quarter ended September 30, 2007. The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc. An additional increase in interest expense was attributable to vehicles we lease for radio station operations.

Interest income was $7,143 for the quarter ended September 30, 2008, a decrease of 1,096 or 13% compared to $8,239 for the quarter ended September 30, 2007. The primary sources of interest income for the quarter ended September 30, 2008 were finance charges assessed to customers in response to the slowed collection cycle.

As a result of the foregoing revenue and expenses, our overall net loss for the three-month period ending September 30, 2008 and September 30, 2007 was $70,767 and $524,116, respectively.

For the Nine Months Ended September 30, 2008 and 2007

We generated $1,918,857 in net revenue for the nine months ended September 30, 2008, an increase of $1,390,252, or 263%, compared to $528,605 for the nine months ended September 30, 2007. Approximately $713,000 of this increase relates to the six Mississippi radio station acquisitions, and approximately $677,000 of the increase relates to the core syndication business.

Advertising expense was $174,491 for the nine months ended September 30, 2008 an increase of $137,896 or 377% compared to $36,595 for the nine months ended September 30, 2007. This increase is partially attributable to a public relations contract that we entered into with Politis Communications. Additionally contributing to the increase were contracts that we entered into with Agoracom for investor relations services, as well as public relations contracts with Dutton Associates and Rubicon Capital Partners. Of the advertising expense, $35,739 was a non-cash expenditure evidenced by the issuance of warrants to purchase shares of our common stock.

Operating expense was $2,088,904 for the nine months ended September 30, 2008, an increase of $854,284 or 69%, compared to $1,234,620 for the nine months ended September 30, 2007. Of the total increase in operating expenses, $570,551 related to the Mississippi radio acquisitions that began operations at the end of the second quarter of 2007. Additional reasons for the increase in operating expenses relate to $332,817 in costs associated with our public trading status.

Depreciation and amortization expense was $94,757 for the nine months ended September 30, 2008, an increase of $56,734 or 149% compared to $36,595 for the nine months ended September 30, 2007. The primary reason for the increase relates to the assets acquired as part of the Shamrock Broadcasting, Inc. and River Broadcasting Company acquisitions.

During the nine months ended September 30, 2008, we recorded $11,300 in non-recurring merger and acquisition related expenses in connection with the acquisition of WBBV FM. During the nine months ended September 30, 2007 we recorded $339,928 in non-recurring merger and acquisition related expenses in connection with the reverse merger with California News Tech.

Interest expense was $153,795 for the nine months ended September 30, 2008, an increase of $77,663 or 102% compared to $76,132 for the nine months ended September 30, 2007. The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc. An additional increase in interest expense was attributable to the vehicles that have been financed for the radio station operations.

Interest income was $9,542 for the nine months ended September 30, 2008, a decrease of $8,814 or 48% compared to $18,356 for the nine months ended September 30, 2007. The primary cause of the decrease is a decreased balance in an interest earning investment account in 2008.

As a result of the foregoing revenue and expenses, our overall net loss for the nine-month period ending September 30, 2008 and September 30, 2007 was $594,848 and $1,235,971, respectively.

Financial Condition

Accounts receivable, net of allowance for doubtful accounts was $1,396,030 at September 30, 2008, an increase of $745,180 or 114% compared to $650,580 at December 31, 2007. The combination of our sales growth in syndication revenues and local radio advertising, combined with a slower collection cycle resulting from the economic downturn has contributed to the increase in the accounts receivable balance.

Other current assets were $465,844 at September 30, 2008, an increase of $420,121 compared to $45,723 at December 31, 2007 related to the issuance of 12 warrants to purchase shares of our common stock. In accordance with SFAS 133, we recorded an associated asset and liability for the issuance of warrants, which will be adjusted quarterly using the Black-Scholes method of derivative valuation.

In the first and second quarters of 2008, we relocated our studio and offices in Greenville, Mississippi to a new office location. All leasehold improvements at the prior office location were fully depreciated at December 31, 2007. During the third quarter of 2008, we acquired the radio broadcast station identified as WBBV FM. As a result of the move and the acquisition, we acquired additional fixed assets, increasing our property and equipment, net of depreciation, to $777,835 compared to $541,159 at December 31, 2007.

Accounts payable at September 30, 2008 was $498,920, an increase of $159,186 or 47% compared to $339,734 at December 31, 2008. This increase in accounts payable is attributable to additional liabilities associated with the acquisition of WBBV FM in Vicksburg, Mississippi and the local marketing agreements with KLSM FM in Tallulah, Louisiana and WQBC in Vicksburg, Mississippi.

Accrued expenses and taxes at September 30, 2008 were $1,180,127, an increase of $840,685 from December 31, 2007. Approximately half of this increase is related to the separate issuance of 12 warrants to purchase shares of our common stock. In accordance with SFAS 133, we recorded an associated asset and liability for the issuance of warrants, which will be adjusted quarterly using the Black-Scholes method of derivative valuation. The remaining increase in accrued expenses and taxes is predominantly an accrual for revenue sharing among our syndication affiliates. This accrued expense was directly associated with the increase in accounts receivable.

In January and February of 2008, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. As a result, our notes payable to stockholders were $750,000 at September 30, 2008 compared to $0 at December 31, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets in the amount of $1,932,435 and current liabilities in the amount of $2,814,400. This resulted in a working capital deficit in the amount of $881,965. We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. Our board of directors has given management the approval to seek reasonable and necessary debt and equity financing during the fourth quarter ended December 31, 2008. We intend to raise additional capital over the next six months through equity offerings or by incurring debt.

We made our initial radio station acquisitions without taking on any additional debt financing. However, we did incur debt financing in connection with the acquisition of WBBV FM. Debt financing may also be advisable and attractive as we contemplate future additional acquisitions.

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

Recent Events

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets. During the third quarter of 2008, we finalized the acquisition of one of these stations, WBBV FM. An additional station, KLSM FM was placed under a local marketing agreement on March 16, 2008.

On August 22, 2008, we placed WQBC AM under a local marketing agreement. We have not yet signed a letter of intent to purchase this station.

These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally. We anticipate signing asset purchase agreements, and filing for FCC license transfers for the six additional stations during the fourth quarter of 2008 and first quarter of 2009. Management believes that these acquisitions, if completed, will represent overall growth in radio operations of 140% year over year.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steve Ludwig, and our Chief Financial Officer, Ms. Sariah Hopkins. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2008, we issued to a third party a warrant to purchase 18,000 shares of our common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2011. The consideration we received for this warrant was legal services.

On September 22, 2008, we issued to a third party a warrant to purchase 27,000 shares of our common stock at an exercise price of $0.50 per share, with an expiration date of September 30, 2011. The consideration we received for this warrant was legal services.

On September 30, 2008, we issued to Politis Communications a warrant to purchase 5,495 shares of our common stock at an exercise price of $0.91 per share, with an expiration date of September 29, 2018. The consideration received for this warrant was public relations services rendered by Politis Communications.

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

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Time Brokerage Agreement with Grace Media International, dated as of August 15, 2008 (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2008).
10.2	Commercial Note, dated August 22, 2008, issued to SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2008).
10.3	Security Agreement, dated August 22 2008, issued to SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2008).
10.4	Collateral Letter, dated August 22 2008, from SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.3 of our Current Report on Form 8-K, filed on August 28, 2008).
10.5
Promissory Note, dated August 31, 2008, issued to Holladay Broadcasting Company of Louisiana, LLC (incorporated herein by reference to exhibit 10.2 of our Current Report on Form 8-K, filed on September 9, 2008).

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

DEBUT BROADCASTING CORPORATION, INC.

November 13, 2008	/s/ Sariah Hopkins

Sariah Hopkins Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Time Brokerage Agreement with Grace Media International, dated as of August 15, 2008 (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2008).
10.2	Commercial Note, dated August 22, 2008, issued to SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on August 28, 2008).
10.3	Security Agreement, dated August 22 2008, issued to SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.2 of our Current Report on Form 8-K, filed on August 28, 2008).
10.4	Collateral Letter, dated August 22 2008, from SunTrust Banks, Inc. (incorporated herein by reference to exhibit 10.3 of our Current Report on Form 8-K, filed on August 28, 2008).
10.5
Promissory Note, dated August 31, 2008, issued to Holladay Broadcasting Company of Louisiana, LLC (incorporated herein by reference to exhibit 10.2 of our Current Report on Form 8-K, filed on September 9, 2008).

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