Form 10-K
period 2008-12-31
Debut Broadcasting Corporation, Inc.
filed 2009-04-01
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0001254371

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 16th Ave South, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (615) 301-0001

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.9  million, based on 19,866,866 shares outstanding and a last reported per share price of common stock on the Over the Counter Bulletin Board of $0.40 on that date. As of March 31, 2009, the registrant had outstanding 19,866,866 shares of common stock.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

Table of Contents

PART I

Item 1. Business.

Certain Definitions

In this Form 10-K the terms “Company”, “Debut”, “we”, “us”, and “our” refer to Debut Broadcasting Corporation, Inc. and its consolidated subsidiaries.   Unless the context otherwise requires, these terms exclude California News Tech, our predecessor company, and Media Sentiment, Inc., a wholly-owned subsidiary of the Company into which the former assets and operations of California News Tech were transferred effective October 31, 2007.

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

•
we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2008 Arbitron Market Report; and

•	all dollar amounts are rounded to the nearest thousand.

Company Overview

We are located in Nashville, Tennessee and conduct business from our principal executive office, located at 1025 16th Avenue South, Suite 102, Nashville, Tennessee 37212.   On February 1, 2009, we relocated to our current address.  We formerly conducted business from offices located at 1209 16th Avenue South, Suite 200, Nashville, Tennessee 37212.   We produce and distribute syndicated radio programs to radio stations across the United States and Canada. In addition, we own and operate eight radio stations in Mississippi.

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

As part of this Post-Merger Operating Agreement, the Company agreed that if for any reason the former president and director of the Predecessor Company, Marian Munz, was unable to register the MSI shares, that the Company would sell our shares to Munz, for $1.00. As a consequence, MSI has and will continue to operate completely separate from the Company from the date of the Reverse Merger.

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

On June 27, 2007, MSI filed a registration statement with the SEC with respect to its issued and outstanding shares of common stock for the purpose of completing a spin-off of MSI by transferring all its shares of common stock to stockholders of record of California News Tech as of April 20, 2007.  The spin-off of MSI was completed during the third quarter of 2008.

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

We believe that the attractive operating characteristics of small rural markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets, and to the greater attention historically given to the larger markets by radio station acquirers.   Our business model allows us to capitalize on the synergies created by acquiring geographic clusters while providing centralized programming and distributing administrative overhead across the cluster.  According to FCC statistics, as of  March 31, 2008,  there were 9,201 FM and 4,776 AM stations in the United States.

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

We intend to continue our rapid expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

●	Country;

●	Rock;
●	Urban; and
●	Adult Contemporary

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality, much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).  During 2008, we converted distribution of more than 90% of our programming  to digital delivery.  We further expanded our program and service offerings to include:

●	24-hour weather and on-call severe weather coverage; and
●	Production music and station imaging.

 In addition, planned our expansion of program and service offerings includes:

●	Traffic and Billing Services
●	Weekday and weekend personalities; and
●	Format-specific news and sports reporters.

By increasing the rate of the expansion of our programming and services even further, we acquire a higher number of radio station affiliates and earn increased ratings, which should translate into increased revenues.

Diversification

During 2007 we expanded our business plan to include the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the United States. Properties acquired by us will serve as flagships for the new 24-hour programming and other programs and services provided by us.  We further anticipate that these acquisitions will also increase margins and cash flow for the Properties and existing syndication operations as we leverage unique synergies resulting from our existing lines of business. In furtherance of this strategy, during March of 2008 we entered into a Local Marketing Agreement (“LMA”) with Holladay Broadcasting of Louisiana for the radio broadcast stations identified as WBBV FM 101.3 Mhz, and KLSM FM 104.9.  During September of 2008 we purchased the assets of  WBBV FM 101.3 Mhz from Holladay Broadcasting of Louisiana.  Finally, during September of 2008 we entered into an LMA with Grace Media Partners for the radio broadcast station WQBC AM 1420.  We now own and operate eight broadcast radio stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz, WNIX AM 1330 kHz in Greenville, Mississippi, and WNLA FM 105.5 MHz, WNLA AM 1380 kHz in Indianola, Mississippi, KLSM 104.9 in Tallulah, Louisiana and WBBV FM 101.3 Mhz, and WQBC AM 1420. We will continue to review the potential of additional acquisitions of radio stations in proximity to this area, although there is no assurance that we will be able to consummate such acquisitions.

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

Technology.  The FCC approved digital radio (“HD Radio”) in March 2007. Similar to digital television, HD Radio allows broadcasters to transmit two channels digitally through the equivalent of one analog channel.

We anticipate that the years 2009 through 2011 will show a rapid proliferation of HD Radio. Many radio stations in the top 50 markets have already converted to the new broadcast format, and major retailers, including Radio Shack, Best Buy and Wal-Mart, carry the receivers, which already compete favorably with hardware prices for satellite radio and should continue to drop.  Major market automotive companies such as Volvo will be offering their 2009 model vehicles with HD Radio factory installed.

HD Radio provides a wide range of new free listening options to consumers without the monthly subscription charged by satellite radio. All existing FM license-holders have the right to convert to HD Radio without further approval from the FCC.

We are seeking to promote the expansion of new technologies and adapt our platforms for increased integration with devices like digital music players and mobile phones.  Independent reports from The New York Times and USA Today report that traditional radio has gained strength with the consumers in their late teens and early twenties with the advent of new devices that are FM compatible.

The growth potential offered by the new technologies of HD Radio, other digital music players, mobile phones and webcasting into the future provide additional diversification opportunities.

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

The largest radio companies (Clear Channel, Cumulus, Citadel, CBS, etc.) are increasingly focused on larger markets because they have determined that they find the greatest cost-efficiency there. We perceive that there is a virtual absence of and need for a company with an effective strategy for medium and small markets - a successful and repeatable business model for radio stations that relies primarily on local, direct advertising revenues.We intend to create stockholder value by investing in medium and small-market radio stations that we perceive are not taking advantage of modern operational strategies designed to maximize revenue and minimize cost. It is our view that many such stations are underperforming financially because of poor sales strategies and inefficient costs of operation.

By investing only in Properties that are under-performing, we hope to capture the gap between low purchase prices (typically four times net revenue or seven times broadcast cash flow) and the public market for healthy stations (estimated at between nine to 15 times broadcast cash flow). A recent article in the trade publication Inside Radio showed the largest transactions in 2008 averaged as high as 22 times broadcast cash flow. Management believes the benchmark of nine to 15 times multiple is holding up against market trends in small market radio. Management has strong confidence in its strategy to selectively acquire Properties because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

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

On August 27, 2008, we acquired a radio broadcast station from Holladay Broadcasting of Louisiana, LLC identified as WBBV FM 101.3 MHz in Vicksburg, Mississippi, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station, in exchange for $180,022.

The purchase price was allocated as follows:

Description	Amount

Accounts receivable	$57,522
Land	0.00
Buildings and structures	25,000
Equipment	10,000
FCC licenses	472,500
Non-compete agreement	35,000
Goodwill	380,000
Liabilities assumed	(800,000)
Total	$180,022

On March 16, 2008, we entered into a Local Marketing Agreement for a radio broadcast station identified as KLSM FM 105.5 MHz in Tallulah, Louisiana with Holladay Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Holladay Broadcasting Company has retained ownership of all assets and liabilities of the station as of March 16, 2008.

On August 15, 2008, we entered into a Local Marketing Agreement for a radio broadcast station identified as WQBC AM 1420 Khz in Vicksburg, Mississippi with Grace Media Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Grace Media Company has retained ownership of all assets and liabilities of the station as of August 22, 2008.

Negotiations are ongoing with a additional potential sellers for stations within the market, but there is no assurance that any additional acquisitions will be consummated in the Greenville, Mississippi area.

Greenville, Mississippi falls into the Greenville-Greenwood, Mississippi DMA, which is rated by Arbitron. Although there is no rating book specifically prepared for Greenville, Mississippi, we will have the option to make Greenville a rated market by entering into a subscription agreement with Arbitron. However, management does not currently believe that this would be beneficial.

Vicksburg, Mississippi falls into the Jackson, Mississippi DMA, which is rated by Arbitron.  Although there is no rating book specifically prepared for Vicksburg, Mississippi, we will have the option to make Vicksburg a rated market by entering into a subscription agreement with Arbitron.  However, management does not currently believe that this would be beneficial.

We selected these Properties for investment for a number of reasons. First, they are in close proximity to each other.  Second, each of the three station groups and the stations collectively have underperformed fiscally in recent years in terms of revenue generation and operating income.   The third factor in our investment decisions were the communities in Mississippi, and the surrounding area. An estimated 130,000 listeners live within the range of the stations of the Greenville Cluster.  An estimated 540,000 listeners live within range of the stations of the Vicksburg Cluster, bringing our estimated listener level to 670,000 for the Mississippi Super-Regional Cluster. A smaller market would not be able to support the advertising necessary to make this a profitable cluster, and a significantly larger market would likely already have station clusters owned by competing groups, as opposed to fragmented station ownership by individuals, making our entrance into the market significantly more difficult.

The final factor in our decision to invest in Mississippi is the fact that we are able to assemble enough Properties to create a station cluster. By creating a station cluster, we expect to be able to consolidate the operations of the stations and eliminate redundancies, thereby cutting our per-station operational costs. A station cluster also allows us to program multiple, advertiser-friendly formats to reach a cross-section of key demographic and lifestyle groups within the community. By simultaneously selling all the stations as a single offering to advertisers, we anticipate that market share and overall revenues will increase.

In 2008, we achieved cost reductions through centralization of redundant  management and administrative positions.  We intend to achieve cost further reductions through the elimination of redundant positions, consolidation of facilities and the use of technology to reduce programming and technical expenses.

We expect to take an aggressive stance on HD Radio as a content provider, and we plan to install HD transmitters as revenue streams develop and as long as current sales trends for HD receivers continue. When we are able to install HD transmitters, we will have at least three additional terrestrial signals for delivery of content to consumers.

While we have successfully acquired six stations in our plan for creating the Mississippi Super-Regional cluster, and management anticipates having the ability to consummate additional acquisitions in the Mississippi area, there can be no assurance that any additional acquisitions will be completed or that the resulting station cluster will be profitable.

Acquisitions and Dispositions

Pending Acquisitions

During 2008, we signed letters of intent to purchase additional  radio broadcast stations.  These markets complement the geography of our existing radio stations and will create a Super-Regional Cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for two of  these stations during the second quarter of 2009.  We further anticipate entering into LMA agreements with up to four additional stations during the second quarter of 2009.  These acquisitions will represent overall growth in radio operations of 80% in the first half of 2009.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1961, 1991, 2001, and 2008 when total radio advertising revenue fell by approximately 0.5%, 2.8%, 7.5%, and 2.1% respectively, advertising revenue has risen each year since 1960, according to the RAB.

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

A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales advertising is derived principally from advertising agencies located outside the station’s market and receive sales agents receive commissions based on the revenue from the advertising they obtain.

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

Advertising Revenue

Our  revenue is generated from the sale of national advertising for broadcast within our syndicated programming and on our affiliate networks.  We also generate revenue through local, regional, and national advertising on our radio stations.   During 2008, approximately 69% of our net revenue was generated from the sale of national advertising. Additional broadcasting revenue is generated from the sale of local, regional and national advertising for broadcast on our stations. The major categories of our advertisers include:

•	automotive dealers;
•	amusement and recreation;
•	healthcare services;
•	banking and mortgage;
•	arts and entertainment; and
•	furniture and home furnishings.

Each super-regional cluster’s™  sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure based on collections with a 120-day eligibility time frame. Consistent with our operating strategy of reducing overhead by utilizing the cluster, each member of our sales force works for all of our stations within their cluster.  This allows for greater opportunity for cross-selling to garner more market share across all consumer groups.  We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. This requires a strong team ethic with assistance from station managers, office managers and corporate support staff. We support our strategy of building local direct accounts by employing personnel for each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

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

The success of each of our radio stations, within our station cluster, is primarily dependent upon its share of the overall advertising revenue within the market. Although we believe that each of our stations can compete effectively in its market, we cannot guarantee that our stations can maintain or increase their current audience ratings or market share. In addition to competition from other radio stations and other media, shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose our audience ratings or market share. Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share.

During 2008, Dial Global, one of our customers, accounted for 69% of our consolidated net revenue.  The loss of this customer could have a material adverse effect on our operations and financial condition.

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

The FCC has authorized two companies, XM Radio and Sirius Satellite Radio, which merged in 2008, to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use a hybrid antenna to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.

In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services, in other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

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

Employees

At December 31, 2008, we employed approximately 29 people, of which, 21were employed full-time. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Our strategic plan includes employment of a regional market manager for each radio market in which we own and will own or operate stations. A regional market manager is responsible for all employees of the market and for managing all aspects of the radio operations.  We currently employ one regional market manager for our market.  The loss of our regional market manager could result in a short-term loss of performance in our market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

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

Federal Regulation of Radio Broadcasting

General.  The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “Telecom Act”) amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.

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

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Watts)
G Mississippi Delta	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000
Vicksburg Area	WBBV FM	Vicksburg, MS	101.3	June 1, 2012	C3	FM	13000
	KLSM FM	Tallulah, LA	104.9	June 1, 2012	C3	FM	3000
	WQBC AM	Vicksburg, MS	1420	June 1, 2012	B	AM	1000

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

Available Information

Our Internet site address is www.debutbroadcasting.com. On our site, we have made available, free of charge, our most recent annual report on Form 10-K and our proxy statement. We also provide a link to an independent third-party Internet site, which makes available, free of charge, our other filings with the SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

The types of properties required to support each of our operations include offices, studios, transmitter sites and antenna sites. Our station’s studios are housed with offices in the station’s community of license or largest nearby community. We operate three radio stations from our building in Greenville, Mississippi, and two radio stations from our building in Indianola, Mississippi, and three radio station from our building in Vicksburg, Mississippi.    The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

At December 31, 2008, we owned studio facilities in two cities within our Mississippi Delta market, and we owned transmitter and antenna sites in the same  markets. We lease additional studio and office facilities in Greenville, Mississippi, and Vicksburg, MS. In addition, we lease corporate office space and multi-media production space in Nashville, Tennessee. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennas, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that the properties which we own are generally in good condition and suitable for our operations.  In 2008 we sought upgraded facility space and relocated our operational offices in Greenville, MS.

Item 3.	Legal Proceedings

As of March 31, 2008 we are involved in a legal proceeding pertaining to a former employee in our Greenville Mississippi market.  We are defending ourselves vigorously and do not anticipate any liability resulting from this case.  Should we be found at fault in this case, our liability shall be limited to $23,000.  As of January 31,  2009 funds for this potential liability have been placed in escrow with the Circuit Court in Greenville, MS pending the outcome of this case.

As of December 31, 2008 we were involved in a legal proceeding with Delta Plaza Associates in Greenville, Mississippi regarding breach of contract.  We appeared in the Circuit Court in Greenville, MS on March 24, 2009 and were found to have no fault or liability in this case.

Should any other legal matters occur, we believe that it would be handled and defended in the ordinary course of business.

Item 4.	Submission of Matters To a Vote of Security Holders

During the fourth quarter of 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information For Common Stock

Shares of our common stock, par value $0.003 per share, have been quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “DBTB” since the reverse merger on May 17, 2007.

The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices of our  common stock on the OTCBB, as reported in published financial sources.  Because our common stock was not publicly traded until June 4, 2007, no information is available prior to that date.

Year	High	Low

2007
Second Quarter	$2.45	$0.28
Third Quarter	$1.90	$0.56
Fourth Quarter	$1.10	$0.40
2008
First Quarter	$1.25	$0.51
Second Quarter	$1.05	$0.27
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.27	$0.06

Holders

As of December 31, 2008, there were 109 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business.

Sales of Unregistered Securities

On May 17, 2007, we completed a private placement of 6,430,316 shares of our common stock at $0.50 per share.  430,316 shares were sold to existing shareholders in exchange for conversion of their notes to the Predecessor Company.  The remaining 6,000,000 shares were sold to a number of investors with no prior relationship to the company.   No underwriters were involved in this sale of securities. We issued the shares of common stock to the investors in exchange for a combination of cash and debt reduction. The transaction was recorded net of financing costs of $23,503. We used the net proceeds from the private offering for the acquisition of Shamrock Broadcasting and River Broadcasting Group.

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

On June 30, 2008, we issued to Politis Communications a warrant to purchase 10,254 shares of our common stock at an exercise price of $0.01 per share, with an expiration date of June 29, 2018.  The consideration received for this warrant was services rendered by Politis Communications.

On September 22, 2008, we  issued to Stephen Ross, a third party, a warrant to purchase 18,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2011.  The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On September 22, 2008, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of September 30, 2011. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On September 30, 2008, we  issued to Politis Communications a warrant to purchase 5,495 shares of Company common stock at an exercise price of $0.01 per share, with an expiration date of September 29, 2018.  The consideration received for this warrant was public relations services rendered by Politis Communications.

On December 31, 2008, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of December 31, 2011. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On December 31, 2008, we  issued to Politis Communications a warrant to purchase 5,495 shares of Company common stock at an exercise price of $0.01 per share, with an expiration date December 31, 2018.  The consideration received for this warrant was public relations services rendered by Politis Communications.

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

On December 5, 2008, Politis Communications exercised a warrant to purchase 8,500 shares of our common stock at $0.01 per share.  The shares were authorized by Politis Communications as compensatory gifts to a number of employees of Politis Communications.  No underwriters were involved in this warrant exercise.  The underlying shares are restricted and carry piggy-back registration rights.

On December 5, 2008, we issued a stock certificate to Mohammed Rahman for 22,026 shares of our common stock at $0.07 per share.  We issued the shares of common stock to Mohammed Rahman in exchange for services rendered.  No underwriters were involved in this sale of securities.  Outside of the existing vendor client relationship the investor has no prior relationship to the company.  The underlying shares are restricted and carry piggy-back registration rights.

On December 3, 2008, we issued a stock certificate to Sariah Hopkins for 42,000 shares of our common stock at $0.07 per share.  We issued the shares of common stock to Sariah Hopkins as a compensatory bonus for services rendered in the role of Chief Financial Officer.  The underlying shares are restricted and carry piggy-back registration rights.

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

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K ..

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

Overview of 2008

The advertising environment for 2008 was slightly below that of  2007. The RAB has reported that radio revenue growth for 2008 was down approximately 2.1% from the prior year due to concerns of economic recession in both local and national markets.  Our small-market focus insulates us from the larger issued of economic recession, and allows us to capitalize on growth in local and non-spot revenue as we participate as active members in the communities in which we operate.  For 2008, our revenue performance outpaced the industry with total net revenues increasing 6.56% in radio operations.

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

Results of Operations

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollar in thousands):

	Year Ended December 31,		Percent Change
	2008	2007	2008 vs. 2007

Net Revenues	$2,648	$2,970	(11)%
Operating expenses excluding depreciation, amortization and merger related expenses	2,185	3,600	(41)%
Depreciation and amortization	147	78	88%
Merger related expenses	11	397	(97)%
Corporate general and administrative expenses	890	514	73%
Impairment charge	—	—	**
Operating income (loss)	(585)	(1,619)	(64)%
Net interest expense	(217)	(77)	182%
Total non-operating expense, net	(219)	(77)	184%
Net income (loss)	(805)	(1,696)	(53)%
Net income (loss) attributable to common stockholders	$(805)	$(1,696)	**

**	Calculation is not meaningful.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased 584% to $59,143 at December 31, 2008 from approximately $8,640 at December 31, 2007. This increase was primarily a result of increased revenues related to our 2008 acquisitions and growth in the syndication network.

Accounts Receivable. Accounts receivable, less allowance for doubtful accounts, increased 69% to approximately $1,096,316 at December 31, 2007 from approximately $650,580 at December 31, 2007. This increase was primarily a result of our 2008 acquisition of  WBBV FM.   Additionally, we have realized growth in affiliate relations subscriptions for our syndication services.

Prepaid Expenses. Prepaid expenses and other current assets, including security deposits, increased to approximately $47,642 at December 31, 2008 from $45,720 at December 31, 2007. This increase was primarily a result of timing differences in recognition of expense.

Property and Equipment. Net property and equipment increased 38% to approximately $756,762 at December 31, 2008 from approximately $548,700  at December 31, 2007. This increase was primarily a result of purchasing and acquiring property and equipment required for the operation of WBBV FM in Vicksburg, Mississippi.

Intangible Assets. Intangible assets, net of amortization, increased to $1,536,761at December 31, 2008 from $1,100,000 at December 31, 2007. This increase was primarily a result of purchasing and acquiring property and equipment required for the operation of WBBV FM in Vicksburg, Mississippi.

As of December 31, 2008, approximately 49.2% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.   We expect that all licenses will continue to be renewed in the future.

Goodwill.  Goodwill increased to approximately $459,280 at December 31, 2008 from $79,280 at December 31, 2007. This increase was primarily a result of  the purchase of WBBV FM in Vicksburg, Mississippi.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 4% to approximately $980,670 at December 31, 2008 from approximately $665,670 at December 31, 2007. This increase was primarily a result of expansion of the scope of business during 2007.

Short-term Debt. Short-term debt increased 536% to approximately $1,524,311 at December 31, 2008 from approximately $239,290 at December 31, 2007. This increase was primarily a result of  the issuance and utilization of a $500,000 line of credit from SunTrust bank for the acquisition of WBBV FM, and the issuance and utilization of a $750,000 bridge loan from Remington Capital Partners to fund operational costs during 2008.

Long-term Debt. Long-term debt increased 159% to approximately $1,353,545 at December 31, 2008 from approximately $522,210 at December 31, 2007. This increase was primarily a result of  the $800,000 owner financing agreement between Holladay Broadcasting of Louisiana and Debut Broadcasting Corporation for the acquisition of WBBV FM.

Notes Payable. Notes payable increased to approximately $91,091 at December 31, 2008 from $69,180 at December 31, 2007. This increase was primarily a result of the financed purchase of  vehicles to be used for radio broadcast operations in the Greenville and Vicksburg Mississippi super-regional cluster.

Leases Payable. Leases payable decreased to approximately $5,381 at December 31, 2008 from $9,970 at December 31, 2007. This decrease was a result of contractual payments made on a lease purchase agreement for studio equipment for our studios located on Music Row.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2008 and 2007 have been presented on a historical basis.

Net Revenues.  Net revenues for the 12 months ended December 31, 2008 decreased $321,000 to $2.65 million, a 12% decrease from the same period in 2007, primarily as a result of slow downs in national advertising on the syndicated network in direct response to large-scale economic conditions.

Radio Broadcast net revenue for the 12 months ended December 31, 2008 was $1,202,012.  On a same-station basis, broadcast radio net revenues for the 6 months ended December 31, 2008  increased approximately $214,478 to $467,557, an increase of 85% from the same period in 2007, due to management and sales strategies.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the 12 months ended December 31, 2007 have increased over the comparative period in 2007 due primarily to increased personnel costs and, an increase in professional fees related to company growth.

Depreciation and Amortization.  Depreciation and amortization increased approximately $69,307, or 89%, to $147,297 for the year ended December 31, 2008 compared to approximately $77,990 for the year ended December 31, 2007.   This increase is primarily a result of increases in property and equipment purchases during 2008.

LMA Fees.   LMA fees were $44,500 in 2008. We did not incur any LMA fees for the year ended December 31, 2007.  We project further utilization of LMA transactions in 2009 associated with acquisitions in the Mississippi region.

Impairment Charge.  SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the first quarter of 2009 and were not required to record any impairment to broadcast licenses and goodwill for the year ended December 31, 2008.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results.

Net Interest Expense.  Interest expense, net of interest income, increased by $140,675, or 182%, to approximately $217,675 for the year ended December 31, 2008 compared to $77,000 for the year ended December 31, 2006. This increase was primarily due to utilization of a $750,000 bridge loan from Remington Capital Partners to fund operating expenses, and the $500,000 line of credit from SunTrust bank which was utilized to facilitate the purchase of WBBV FM in Vicksburg, Mississippi.

Operating Income (loss.) As a result of factors described above, operating income increased by $1.01 million or 74%, to ($585,581) for the year ended December 31, 2008 compared to approximately ($1.6) million for the year ended December 31, 2007.

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

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses association with our station, corporate operations, capital expenditures, interest and debt service payments.  The following table summarizes our historical funding needs for the years ended December 31, 2007 and 2006.

	2008	2007
	(Dollars in Thousands)
Aquisitions and purchase of intangible assets	980.02	$1,337.13
Capital expenditures	244.78	260.47
Repayments of bank borrowings	68.13	68.58
Interest payments	241.98	99.14

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

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Cash Flows from Operating Activities

	2008	2007
	Dollars in Thousands
Net cash provided by operating activities	$(785.2)	(1,417.7)

Net cash provided by operating activities increased by approximately $632,500 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in cash flows is partially attributed to reduction in general and administrative operating costs.

Cash Flows from Investing Activites

	2008	2007
	Dollars in Thousands
Net cash used in investing activities	$1,224.8	$1597.6

Net cash used in investing activities decreased $372,799 to $1,224,810 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This decrease is due to acquisitions and the purchase of intangible assets.   During 2007, we completed the acquisition of broadcast licenses, and funded these acquisitions entirely in cash.  For the year ended December 31, 2007, we invested approximately $1.3 million in station acquisitions, and the purchase of certain broadcast licenses in the Greenville, Mississippi market.  In September of 2008 we completed the acquisition of the broadcast license of WBBV FM in Vicksburg, Mississippi.

Cash Flows from Financing Activities

	2008	2007
	Dollars in Thousands
Net cash provided by (used in) financing activities	$2,060.5	$2,937.9

For the year ended December 31, 2008 net cash provided by financing activities decreased by approximately $877,400 compared to the year ended December 31, 2007, primarily due to the private placement of our common stock in 2007.

Sources of Liquidity. Currently, our primary source of liquidity is cash flows provided by our operations.  We will require additional capital to execute our plan, to grow through the acquisition of radio stations and radio station clusters, as well as for working capital requirements.  Our current cash flows from operations are not sufficient to meet our working capital requirements over the next 12 months.  We do not presently have sufficient capital to make additional acquisitions.  In March of 2009, we received a non-binding letter of intent from SunTrust Bank for a $2.6 million debt facility that would refinance all existing debt, fund future acquisitions, and provide working capital.  Our Board of Directors is currently reviewing the associated terms and conditions of this letter.

Anticipated Financing As of December 31, 2008, our long-term debt, including the current portion, was approximately $1,450,018.  Our credit facilities have interest and principal repayment obligations that are substantial in amount.

Our substantial indebtedness could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt: and

•	restricting us from making strategic acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates these estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectability. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

See Note 11 in the accompanying notes to the audited financial statements.

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

Based upon that evaluation and as of the end of the period covered by this annual report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

As indicated in Item 1 included elsewhere in this report, the Company became a reporting company under the Securities and Exchange Act of 1934, as amended, pursuant to a Reverse Merger in 2007. As a result, the Company ceased to control the assets and operations of the former reporting company upon effectiveness of the Reverse Merger and the Post-Merger Operating Agreement and its assets and operations became solely the assets and operations of the merging private company (i.e., Debut Broadcasting).  As a result of the Reverse Merger, the internal controls over financial reporting of the former reporting company, including the former management team that implemented them, have been replaced by the internal controls over financial reporting and management of the merging private company. In effect, the annual report on Form 10-K for the year ending December 31, 2007 is the first annual report that has been filed with respect to the new management, assets and operations of the merging private company. The year ending December 31, 2007 is the merging private company’s first year as a reporting company and management will need at least one annual reporting period from the time it became a public company to prepare for compliance with the internal controls over financial reporting requirements. The Company is taking steps to comply with the internal controls over financial reporting requirements and to assess such internal controls.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Corporate Governance – Selection of Director Candidates” and Corporate Governance – Committees of the Board of Directors – Audit Committee” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

The following table sets forth certain information with respect to our executive officers as of March 31, 2009:

Name	Age	Position(s)
Steven Ludwig	39	Chief Executive Officer
Robert Marquitz	61	President and Chairman of the Board
Sariah Hopkins	31	Chief Financial Officer

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

Steven Ludwig is our Chief Executive Officer and a director.  Mr. Ludwig has worked in radio and interactive marketing for 15 years.  In 1998, Mr. Ludwig co-founded The Marketing Group, Inc. with Mr. Marquitz and has worked as Executive Vice President and Chief Executive Officer of the company since its inception.  Mr. Ludwig coordinates all sales and business development efforts, as well as day-to-day implementation of our business plan.  He also works with the staff to develop and implement operational strategies with feedback from clients.  Mr. Ludwig graduated with honors from Valparaiso University with a B.S. degree in business in 1992.

Sariah Hopkins is our Chief Financial Officer.  Ms. Hopkins  has over 10 years of financial experience in media, entertainment and advertising.  In 2007, she joined Debut Broadcasting in the role of Controller.   She previously served as a member of the financial management team of  publicly traded Gannet Publications, serving as Manager of Financial Planning and Analysis.  From 2004 to 2006 Ms. Hopkins served as Controller to Marketshare, a privately held marketing and advertising firm headquartered in Michigan.  Ms. Hopkins had additionally held a financial position with Bortz Entertainment Group from 2001 to 2004, and has prior financial experience with a leveraged SBIC venture capital firm and a regional National Public Radio affiliate in the Great Plains region.  Ms. Hopkins holds a BA in Music Business, Magna Cum Laude from Columbia College, an MBA Finance, Summa Cum Laude from Baker College, as well as an MBA Accounting, Summa Cum Laude from Baker College.

The following table sets forth certain information with respect to our significant employees as of February 28, 2008:

Name	Age	Position(s)
Steven Shelton	51	Greenville Mississippi Super-Regional Cluster General Manager

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” and “Compensation Committee Report” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.  The required information regarding securities authorized for issuance under our executive compensation plans is incorporated by reference to the information set forth under the caption “Proposal 3 – Approval and Adoption of Debut Broadcasting Corporation, Inc 2007 Stock Incentive Plan – Equity Compensation Information” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditor Fees” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Exhibits.

3.1	Articles of Incorporation of Debut Broadcasting Corporation., as amended.
3.2	Bylaws.
10.1
Promissory Note, dated as of January 25, 2008 between Debut Broadcasting and Remington Partners, the lenders thereto (incorporated herein by reference to exhibit 10.1 of our Current Report on Form 8-K, filed on January 25, 2008).

10.2
Warrant, dated January 21, 2008, between Debut Broadcasting Corporation, Inc and Remington Partners, Inc (incorporated herein by reference to exhibit 10.2 to our Current Report on form 8-K, filed on January 25, 2008).

10.3
Impact Network Affiliate agreement, dated November 7, 2007, between Debut Broadcasting Corporation, Inc. and GAP Broadcasting (incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed on November 19, 2007).

10.4	Letter Agreement, dated August 15, 2007, between The Marketing Group, Inc and Regions Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 29, 2007).
10.5	Debut Broadcasting Corporation, Inc., 2007 Employee Stock Incentive Plan.
21.0	Subsidiaries of Debut Broadcasting Corporation, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15a-14, as pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.

Debut Broadcasting Corporation, Inc

By	/s/ SARIAH HOPKINS
Sariah Hopkins Executive Vice President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ludwig	President,	March 31, 2009
Steven Ludwig	Chief Executive Officer and Director, (Principal Executive Officer)

/s/ SARIAH HOPKINS	Executive Vice President and	March 31, 2009
Sariah Hopkins	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Marquitz	Chairman,	March 31, 2009
Robert Marquitz	Executive Vice President, and Director

/s/ HARRY LYLES	Director	March 31, 2009
HARRY LYLES

/s/ Frank Woods	Director	March 31, 2009
Frank Woods

/s/ DR. SURESH SARASWAT	Director	March 31, 2009
Dr. Suresh Saraswat

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
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

10.5
Letter Agreement, dated August 22, 2008 between Debut Broadcasting Mississippi, Inc and SunTrust Bank (incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K, filed on August 25, 2008).

10.6
Asset Purchase Agreement, dated March 16, 2008 between Debut Broadcasting and Holladay Broadcasting of Louisiana (incorporated herein by reference to exhibit to our Current Report on Form 8-K filed on August 16, 2008).

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

 DEBUT BROADCASTING CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

DEBUT BROADCASTING CORPORATION, INC.

TABLE OF CONTENTS

DECEMBER 31, 2008 and 2007

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Debut Broadcasting, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Debut Broadcasting Corporation, Inc., a Nevada Corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Debut Broadcasting Corporation, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
March 26, 2009

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$59,143	$8,643
Accounts receivable, net	1,096,316	650,580
Stock warrant receivable	85	0
Prepaid expenses	47,644	45,388
Unexercised stock warrants	454,658	0
Total Current Assets	1,657,846	704,611

Property and Equipment, Net	749,415	541,159

Other Assets
Deposits	3,928	336
Goodwill	459,280	79,280
FCC licenses	1,509,500	1,037,000
Non-compete agreement, net	23,333	13,924
Total Other Assets	1,996,041	1,130,540

TOTAL ASSETS	$4,403,302	$2,376,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$530,792	$339,734
Accrued payroll, expenses and taxes	449,881	339,442
Notes payable to stockholders	750,000	0
Lines of credit	774,212	239,297
Current portion of long – term debt	108,443	85,600
Unrecognized stock warrant loss	485,523	0
Total Current Liabilities	3,098,851	1,004,073

Long – Term Liabilities
Leases payable	5,381	9,976
Long – term debt	1,336,194	591,398
Total Long – Term Liabilities	1,341,575	601,374

TOTAL LIABILITIES	4,440,426	1,605,447

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock	30,601	30,383
Paid in capital	3,166,621	3,162,272
Accumulated deficit	(3,234,346)	(2,421,792)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(37,124)	770,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,403,302	$2,376,310

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

GROSS REVENUES	$6,313,496	$2,970,965

OPERATING EXPENSES	6,906,425	4,590,171

OPERATING LOSS	(592,929)	(1,619,206)

OTHER INCOME (EXPENSE)	(219,625)	(77,287)

NET LOSS	$(812,554)	$(1,696,493)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,799,725	19,794,360

NET LOSS PER SHARE	$(0.041)	$(0.09)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Beginning Balance, January 1, 2007	5,000	$1,000	$0	$(725,299)	$(724,299)

Recapitalization	10,000,000	1,000	-	-	1,000
	(5,000)	(1,000)	-	-	(1,000)

Private Placement	6,000,000	18,000	2,958,498	-	2,976,498

Shareholder Note Conversion	430,316	1,291	213,866	-	215,157

Debenture Conversion	3,000,000	9,000	91,000	-	100,000

Existing CNT	364,044	1,092	(1,092)	-	0

MSI Debentures			(100,000)		(100,000)

Net Loss for the Year Ended December 31, 2007	-	-	-	(1,696,493)	(1,696,493)

Ending Balance, December 31, 2007	19,794,360	30,383	3,162,272	(2,421,792)	770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net Loss for the Year Ended December 31, 2008	-	-	-	(812,554)	(812,554)

Ending Balance, December 31, 2008	19,866,886	$30,601	$3,166,621	$(3,234,346)	$(37,124)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2008	2007
Cash Flows from Operating Activities:
Net loss for the period	$(812,554)	$(1,696,493)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	154,571	77,991
Stock issued as compensation	2,940	0
Stock issued for services	1,542	0
Unexercised stock warrant expense	30,865	0
Changes in Assets and Liabilities
(Increase) in accounts receivable	(388,214)	(201,245)
(Increase) in other current assets	(2,341)	(45,723)
(Increase) in deposits	(3,592)	0
Increase in accounts payable	191,058	172,686
Increase in accrued payroll, expenses and taxes	110,439	275,007
Net Cash Used in Operating Activities	(715,286)	(1,417,777)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(302,236)	(260,475)
Acquisition of Shamrock Broadcasting	0	(300,000)
Acquisition of River Broadcasting	0	(1,037,134)
Cash payment for Holladay Broadcasting – WBBV Vicksburg station acquistion	(180,022)	0
Net Cash Used in Investing Activities	(480,258)	(1,597,609)

Cash Flows from Financing Activities:
Net Proceeds from private placement of common stock	0	2,976,497
Exercise of stock warrant	85	0
Proceeds from stockholder notes	750,000	0
Proceeds from short – term debt	35,000	30,000
Proceeds from long – term debt	565,106	0
Repayment of short – term debt	0	(11,212)
Repayment of long – term liabilities	(102,147)	(57,368)
Net Cash Provided by Financing Activities	1,248,044	2,937,917

Net Increase (Decrease) in Cash and Cash Equivalents	50,500	(77,469)
Cash and Cash Equivalents – Beginning	8,643	86,112

Cash and Cash Equivalents – Ending	$59,143	$8,643

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$800	$0

Supplemental Cash Flow Information for Non-Cash Transactions
Holladay Broadcasting – WBBV Vicksburg station acquisition	$(980,022)	$0
Seller financing of station acquisition	$800,000	$0

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1. Organization

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

On June 27, 2007, MSI filed a registration statement with the SEC with respect to the issued and outstanding shares of common stock of MSI for the purpose of completing a spin-off of MSI by transferring all of the shares of common stock of MSI to shareholders of record of California News Tech as of April 20, 2007. The spin-off of MSI was completed in August 2008.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries.  All material Intercompany accounts and transactions have been eliminated.

These results exclude the assets, liabilities and operations of MSI, a wholly-owned subsidiary that the Company does not control and expects to spin off during the first quarter of 2008 (See Note 3 - Business Combinations).

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

2. Summary of Significant Accounting Policies (continued)

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

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2008	2007
Land		$49,500	$49,500
Buildings and building improvements	5-10 years	137,460	71,810
Towers and studio equipment	5-30 years	372,714	314,666
Furniture, fixtures and equipment	3-7 years	270,972	150,515
Automotive	3-5 years	194,938	101,858
Total Property and equipment		1,025,584	688,349
Less: Accumulated depreciation		(276,169)	(147,190)
Property and equipment, net		$749,415	$541,159

Depreciation expense was $128,979 and $61,916 for the years ended December 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in SFAS No. 142, Goodwill and Other Intangible Assets.  We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.  During the fourth quarter of 2008 and 2007, we completed our annual impairment testing of our goodwill using these valuation techniques, and determined there was no impairment.

FCC Licenses

FCC Licenses is an indefinite lived asset.  We do not amortize FCC Licenses but test it for impairment annually, and have determined that there was no impairment.

Other Intangibles

Other intangibles represent non-compete agreements with the sellers of the Shamrock Broadcasting and River Broadcasting.  The non-compete agreements are amortized straight-line over the term of the non-compete agreement.

Amortization expense was $25,592 and $16,075 for the years ended December 31, 2008 and 2007, respectively.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

2. Summary of Significant Accounting Policies (continued)

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ materially from our estimates.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $180,455 and $16,370 are included in the financial statements for the years ended December 31, 2008 and 2007, respectively.

Net Loss Per Share

We present basic loss per share on the face of the consolidated statements of operations.  As provided by SFAS No. 128, Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of December 31, 2007, the Company had no stock options or securities convertible into any form of equity outstanding; therefore, no diluted loss per share is shown.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

2. Summary of Significant Accounting Policies (continued)

Reclassifications

To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007.  This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes.  FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes.  The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.

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

As part of the reverse merger, the Company also entered into a Post-Merger Operating Agreement in which the Company and MSI agreed to operate their respective businesses separately and the Company, specifically agreed that it would not interfere in any manner with the operations of MSI, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of MSI or create any liabilities for which MSI would be obligated.  In addition, MSI agreed that it would not interfere in any manner with the operations of the Company, have any rights to use, acquire or otherwise operate any of the assets or intellectual property of the Company or create any liabilities for which the Company would be obligated

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

3.  Business Combinations (continued)

California News Tech (continued)

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

3.  Business Combinations (continued)

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

Holladay Broadcasting Company – WBBV Vicksburg

On August 31, 2008, Debut Broadcasting Mississippi, Inc., a wholly-owned subsidiary of Debut Broadcasting Corporation, Inc., acquired assets comprising of a radio broadcast station identified as WBBV FM 101.1 MHz in Vicksburg, Mississippi from Holladay Broadcasting Company of Louisiana, LLC, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station in exchange for a total purchase price of $980,022.

In connection with completion of the acquisition of assets comprising the Radio Station from HBC, on August 31, 2008, Debut Broadcasting Mississippi, Inc. issued a Promissory Note Holladay Broadcasting of Louisiana, LLC in the aggregate principal amount of $800,000.

The purchase price was allocated as follows:

Description	Amount
Accounts receivable	$57,522
Buildings and structures	25,000
Equipment	10,000
FCC licenses	472,500
Non-compete agreement	35,000
Goodwill	380,000
Total	$980,022

The company reported our acquisition of this radio station on a Form 8-K filed September 1, 2008.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

4.  Other Current Liabilities

At December 31, 2008 and 2007, the following amounts were included in other current liabilities in the consolidated balance sheets:

	2008	2007
Accrued compensation	$45,895	$42,909
Accrued 401K contributions	14,863	9,805
Accrued other expenses	82,571	14,788
Accrued producer sharing payouts	306,552	271,940
Total	$449,881	$339,442

5.  Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime, which was 5.5% at December 31, 2008. The note matures on May 3, 2009.  The balance of the line of credit at both December 31, 2008 and 2007 was $75,000.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on June 30, 2009, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.4712% at December 31, 2008. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement. The principal balance at December 31, 2008 and 2007 was $169,568 and $164,297, respectively.

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matures on August 22, 2009 and requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 4.25% at December 31, 2008. The rate is subject to monthly changes based on an independent index plus 1.00%

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at December 31, 2008 and 2007 was $499,914 and $0 respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
6.  Long Term Debt

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of 3.445% as of December 31, 2008. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in monthly instalments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the years ended December 31, 2008 and 2007 was $12,098 and $20,217, respectively.  The balance of the loan at December 31, 2008 was $199,297, of which $57,076 is classified as current portion of long-term debt.  The balance of the loan at December 31, 2007 was $231,802, of which $57,076 is classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  Total interest expense on the Citadel Communications loan for the years ended December 31, 2008 and 2007 was $41,712 and $41,712, respectively.  The balance of the loan at both December 31, 2008 and 2007 was $347,491.

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

On May 1, 2008, the Company signed a retail instalment sale contract with Daimler Chrysler Financial Services for the purchase of a vehicle for $23,137 with an effective interest rate of 7.49%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $463.  The purchased vehicle is used in conjunction with the radio broadcast operations.

On May 15, 2008, the Company signed a retail instalment sale contract with Daimler Chrysler Financial Services for the purchase of a vehicle for $19,303 with an effective interest rate of 11.25%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $367.  The purchased vehicle is used in conjunction with the radio broadcast operations.

On May 30, 2008, the Company signed a retail instalment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530.  The purchased vehicle is used in conjunction with the radio broadcast operations.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

6.  Long Term Debt (continued)

Vehicle Loans (continued)

Total interest expense on the vehicle loans for the years ended December 31, 2008, and 2007 was $10,529 and $1,355, respectively.  The principal balance of the vehicle loans as of December 31, 2008 and 2007 was $136,157 and $93,040, respectively.  At December 31, 2008, $45,065 was classified as the current portion.

Capital Lease

On December 5 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the years ended December 31, 2008 and 2007 $660 and $94, respectively. The principal balance of the capital lease as of December 31, 2008 and 2007 was $10,375 and $14,636, respectively.  At December 31, 2008 and 2007, $4,994 and $4,663 was classified as the current portion of the lease, respectively.

Long-Term Debt Commitments

Future minimum cash debt commitments under all non-cancellable leases in effect at December 31, 2008 were as follows:

Lease Commitments
2009	$148,847
2010	106,236
2011	71,304
2012	23,256
2013	6,141
Total	$355,784

7.  Shareholders’ Equity

In connection with the reverse merger on May 17, 2007, all shares of common stock of Debut Broadcasting (as hereinafter defined) outstanding prior to the merger were exchanged for 10,000,000 shares of Company common stock (See Note 3. Business Combinations).

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

8.  Provision for Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and, therefore, a valuation allowance has been recorded against this future income tax asset.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

9. Related Parties

The Company leases a vehicle from an entity owned by an officer for $691 per month and accordingly is included in the operating lease commitments. (See Note 10 pertaining to operating leases in Commitments and Contingencies). Management believes the lease is similar to that of an arms length transaction. Total lease expense for the corresponding vehicle for the years ended December 31, 2008 and 2007 was $8,292 and $5,058, respectively.

During July 2005, the Company entered into a lease agreement for office space with a company owned by an officer.

Management believes that the arrangement is similar to that of an arms length transaction. For the years ended December 31, 2008 and 2007, the Company incurred corresponding rental expense of $21,600 and $21,600, respectively.  As of December 31, 2008, this agreement was continuing on a month to month basis. Notification of termination of this agreement was provided to the officer with an effective date of January 31, 2009.

The Company provides services to an entity owned and operated by an officer. The Company has also entered into an agreement under which the same stockholder provides radio show content to the Company. The terms of these arrangements generally reflect those negotiated with independent content providers and therefore, management believes that it acquires this content on terms and rates similar to that of an arms length transaction. For the years ended December 31, 2008 and 2007, the Company recognized revenues from related parties of $211,645 and $343,411, respectively. For the years ended December 31, 2008 and 2007, the Company incurred expenses of $180,697 and $299,979 to the same related party.

The Company also provides media buying services on behalf of an entity owned by an officer. The Company records both the revenue and corresponding expenses related to these media buying services. Management believes that the arrangement is similar to that of an arms length transaction. For the years ended December 31, 2008 and 2007, the Company recognized $303,837 and $407,129, respectively in corresponding media buying revenue and incurred related media buying expenses of $190,451 and $371,129 for the same periods.

10. Commitments and Contingencies

Significant Customers

As of December 31, 2008 and 2007, one customer represented 69% and 66% of our accounts receivable as reflected on the consolidated balance sheet.

During 2008 and 2007, one customer accounted for 69% and 66% of our net revenue as reflected on the consolidated statement of operations.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

10. Commitments and Contingencies (continued)

Operating Leases

Future minimum cash lease commitments under all non-cancellable leases in effect at December 31, 2008 were as follows:

Lease Commitments
2009	$75,592
2010	51,858
2011	29,592
2012	9,851
2013	0
Total	$166,893

11.  Subsequent Events

The Company is currently seeking financing to acquire additional radio stations in the Southeast United States through asset purchases and/or time brokerage agreements.

The company has a non-binding commitment letter for a $2.6 million debt facility from SunTrust Bank that would facilitate the consolidation of debt and fund acquisitions. The company is currently reviewing the terms with the board of directors.

On March 24, 2009 the company appeared in the Circuit Court of Washington County, Mississippi to defend themselves against the allegations raised in Delta Plaza LLC vs. Debut Broadcasting Mississippi asserting an alleged breach of contract.  The court found this case in favor of Debut Broadcasting Mississippi, and the case was closed without creating any liability or penalty to the company.