Form 10-Q
period 2009-03-31
Debut Broadcasting Corporation, Inc.
filed 2009-05-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 13, 2009, there were 19,866,866 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008;

F-2	Consolidated Statements of Operations and Stockholder’s Deficit (unaudited) for the three months ended March 31 2009 and 2008;

F-3	Consolidated Statement of Stockholder’s Deficit (unaudited) for the three months ended March 31, 2009;

F-4	Consolidated Statements of Cash (unaudited) for the three months ended March 31, 2009 and 2008;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2009 (Unaudited)	December 31 2008[1]
ASSETS
Current assets
Cash and cash equivalents	$12,927	$59,143
Accounts receivable, net	887,686	1,096,316
Stock warrant receivable	85	85
Prepaid expenses	35,412	47,644
Unexercized stock warrants	454,658	454,658
Total current assets	1,390,768	1,657,846

Property and equipment, net	727,134	749,415
Deposits	25,542	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-Compete Agreement, net	14,583	23,333
Other intangible assets, net	2,008,905	1,996,041

Total assets	$4,126,807	$4,403,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$712,148	$530,792
Accrued expenses and taxes	259,336	449,881
Notes payable to shareholders	750,000	750,000
Lines of credit	774,212	774,212
Current portion of long-term debt	78,998	108,443
Unrecognized stock warrant loss	585,523	485,523
Total current liabilities	2,348,069	3,098,851

Long term liabilities
Leases payable	4,980	5,381
Long-term debt	1,336,194	1,336,194
Total long term liabilities	1,341,174	1,341,575

Total liabilities	4,401,391	4,440,426

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	30,383	30,601
Additional paid in capital	3,166,839	3,166,621
Accumulated deficit	(3,471,806)	(3,234,346)
Total stockholders' deficit	(274,584)	(37,124)
Total liabilities and stockholders' deficit	$4,126,807	$4,403,302

The accompanying notes are an integral part of these financial statements.

1 Derived from the Company’s audited financial statements from the year ended December 31, 2008.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three months ended March 31,
	2009	2008

Net Revenue	$474,327	$451,345

Operating expenses
Advertising	6,739	39,480
Operating expense	588,302	604,979
Depreciation expense	49,190	33,472
Merger and acquisition related expenses	-	-

Total operating expenses	644,229	663,996

Operating (loss)	(169,903)	(212,300)

Other income and expense
Interest expense	76,791	36,221
Interest income	(1,615)	(814)

Total other income and expenses	75,177	35,407

Net (loss)	$(244,807)	$(260,796)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF MARCH 31, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning Balance, January 1, 2007	5,000	$1,000	$0	$(725,299)	$(724,299)

Recapitalization	10,000,000	1,000	-	-	1,000
	(5,000)	(1,000)	-	-	(1,000)

Private Placement	6,000,000	18,000	2,958,498	-	2,976,498

Shareholder Note Conversion	430,316	1,291	213,866	-	215,157

Debenture Conversion	3,000,000	9,000	91,000	-	100,000

Existing CNT	364,044	1,092	(1,092)	-	0

MSI Debentures			(100,000)		(100,000)

Net Loss for the Year Ended December 31, 2007	-	-	-	(1,696,493)	(1,696,493)

Ending Balance, December 31, 2007	19,794,360	30,383	3,162,272	(2,421,792)	770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net Loss for the Year Ended December 31, 2008	-	-	-	(812,554)	(812,554)

Ending Balance, December 31, 2008	19,866,886	$30,601	$3,166,621	$(3,234,346)	$(37,124)

Net Loss for the 3 Months EndedMarch 31, 2008				(244,807)	(244,807)

Ending Balance, March 31, 2008	19,866,886	$30,601	$3,166,621	$(3,479,153)	$(281,931)

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(244,807)	$(260,796)

Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization	49,190	33,472
Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) decrease in accounts receivable	208,630	(237,136)
(Increase) decrease in other current assets	(9,381)	(129,095)
Increase (decrease) in accounts payable	181,356	(123,147)

Increase (decrease) in accrued expenses and taxes	(190,545)	233,647

Net cash provided by/(used in) operating activities	(5,557)	(222,258)

Investing activities:
Purchases of property and equipment	(10,812)	(51,132)

Net cash used in investing activities	(10.812)	(51,132)

Financing activities:
Proceeds from issuance of stock warrants	-	231,754
Proceeds from bank credit facility	(402)	35,000
Proceeds from shareholder notes	-	750,000
Repayment of long term debt	(29,445)	(22,114)

Net cash provided by/(used in) financing activities	(29,847)	976,637

Net increase/(decrease) in cash and cash equivalents	(46,216)	442,453

Cash and cash equivalents at beginning of period	59,143	8,643

Cash and cash equivalents at end of period	$12,927	$451,096

 The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1025 16th Avenue South, Suite 200, Nashville, Tennessee 37212.  The Company relocated to the current office location on January 31, 2009.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns and operates eight radio stations in Mississippi.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Revenue and Cost Recognition

The Company recognizes its advertising and programming revenues for syndicated programming when the Company’s radio shows air on its contracted radio station affiliates.  Generally, the Company is paid by a national advertising agency, which sells the commercial time provided by the affiliate.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

The Company recognizes its advertising and programming revenues for its owned and operated radio broadcast stations when the advertising airs.  Generally, the Company is paid by the local advertiser for advertising coordinated  and contracted through a local employee sales representative or sales manager.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $6,739 and $39,480 are included in the financial statements for the three months ended March 31, 2009 and March 31, 2008, respectively.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

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
The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of March 31, 2009.

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Watts)
Mississippi	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000
	WBBV FM	Vicksburg, MS	101.1	June 1, 2012	C3	394	13000
	KLSM FM	Tallulah, LA	104.9	June 1, 2012	A	299	3000
	WQBC AM	Vicksburg, MS	1420	June1, 2012	B	AM	1000

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the three months ended March 31, 2008, and the three months ended March 31, 2009.

Note 4 - Loss Per Share

We present basic loss per share on the face of the condensed consolidated balance sheets.  As provided by SFAS No. 128, Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

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

On June 18, 2008 the Company issued to Wolcott Squared a warrant to purchase 18,408 shares of our common stock at an exercise price of $0.3925 per share, with an expiration date of December 17, 2017. The consideration received for this warrant was services rendered in December of 2007 valued at $7,225.

On June 18, 2008, the Company issued to Wolcott Squared a warrant to purchase 22,279 shares of our common stock at an exercise price of $0.51 per share with an expiration date of January 31, 2018.  The consideration received for this warrant was services rendered in January of 2008 valued at $11,362.

On June 18, 2008, the Company issued to Wolcott Squared a warrant to purchase 5,686 shares of our common stock at an exercise price of $0.51 per share with an expiration date of February 29, 2018. The consideration received for this warrant was services rendered in February of 2008 valued at $2,899.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 4 - Loss Per Share (continued)

On June 30, 2008, the Company issued to Politis Communications a warrant to purchase 10,254 shares of our common stock at an exercise price of $0.01 per share, with an expiration date of June 29, 2018.  The consideration received for this warrant was services rendered by Politis Communications.

On September 22, 2008, the Company issued to Stephen Ross, a third party, a warrant to purchase 18,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2011.  The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On September 22, 2008, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of September 30, 2011. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On September 30, 2008, the Company issued  to Politis Communications a warrant to purchase 5,495 shares of Company common stock at an exercise price of $0.01 per share, with an expiration date of September 29, 2018.  The consideration received for this warrant was public relations services rendered by Politis Communications.

On December 31, 2008, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of December 31, 2011. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq.

On December 31, 2008, the Company issued to Politis Communications a warrant to purchase 5,495 shares of Company common stock at an exercise price of $0.01 per share, with an expiration date December 31, 2018.  The consideration received for this warrant was public relations services rendered by Politis Communications.

The Company revalues all warrants quarterly utilizing the Black-Scholes method.

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

On December 5, 2008, Politis Communications exercised a warrant to purchase 8,500 shares of Company common stock at $0.01 per share.  The shares were authorized by Politis Communications as compensatory gifts to a number of employees of Politis Communications.  No underwriters were involved in this warrant exercise.  The underlying shares are restricted and carry piggy-back registration rights.

On December 5, 2008, The Company issued  a stock certificate to Mohammed Rahman for 22,026 shares of our common stock at $0.07 per share.  We issued the shares of common stock to Mohammed Rahman in exchange for services rendered.  No underwriters were involved in this sale of securities.  Outside of the existing vendor client relationship the investor has no prior relationship to the company.  The underlying shares are restricted and carry piggy-back registration rights.

On December 3, 2008, The Company issued  a stock certificate to Sariah Hopkins for 42,000 shares of our common stock at $0.07 per share.  We issued the shares of common stock to Sariah Hopkins as a compensatory bonus for services rendered in the role of Chief Financial Officer.  The underlying shares are restricted and carry piggy-back registration rights.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 4 - Loss Per Share (continued)

The Company issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2009	December 31, 2007
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	138,395	136,460
Towers and studio equipment	5 - 30 years	377,945	372,714
Furniture, fixtures and equipment	3 – 7 years	275,691	270,972
Automotive	3 - 5 years	194,938	194,938

Accumulated depreciation		(309,336)	(276,169)
Property and equipment, net		$727,134	$749,415

Of the $727,134  in Net Property and Equipment as of March 31, 2009, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 4.75% at March 31, 2009. The note matures on May 3, 2010.  The balance of the line of credit at both March 31, 2009 and 2008 was $75,000.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matures on August 31, 2009, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.35938% at March 31, 2009. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance at March 31, 2008 and 2007 was $199,297 and $199.297, respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 7 - Notes Payable to Shareholders

Debut Broadcasting Shareholder Notes

On January 21, 2008 the Company entered into a loan agreement with Remington Capital Partners for $250,000.   This loan agreement included warrant coverage for 62,500 shares of common stock, a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest is payable on July 31, 2009.

On February 26, 2008 the Company entered into a loan agreement with Remington Capital Partners for $500,000.   This loan agreement included warrant coverage for 125,000 shares of common stock, a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest is payable on July 31, 2009.

Total interest expense associated with the shareholder loans for the three months ended March 31, 2009 and 2008 was $34,397 and $13,808 respectively.  Accrued interest due to shareholders was $0 and $0 as of March 31, 2009 and 2008, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of  2.58313%  as of March 31, 2009. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended March 31, 2009 and 2008 was $1,154 and $4,209 respectively. The balance of the loan at March 31, 2009 was $152,550 of which $41,365 was classified as current portion of long-term debt.  The balance of the loan at March 31, 2008 was $221,936, of which $42,945 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  Total interest expense on the Citadel Communications loan for the three months ended March 31, 2009 and 2008 was $10,428 and $10,428 respectively.  The balance of the loan at both March 31, 2009 and 2008 was $347,491.

SunTrust Bank Loan

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matures on August 22, 2009 and requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 4.25% at March 31, 2009. The rate is subject to monthly changes based on an independent index plus 1.00%

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  Total interest expense on the SunTrust Bank loan for the three months ended March 31, 2009 and 2008 was $7,319 and $0.00 respectively. The balance of the loan at March 31, 2009  and  2008 was $499,914 and $0.00 respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On May 30, 2008, the Company signed a retail installment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530.  The purchased vehicle is used in conjunction with the radio broadcast operations..

Total interest expense on the vehicle loans for the three months ended March 31, 2009 and 2008 was $2,875 and $1,528 respectively.  The principal balance of the vehicle loans as of March 31, 2009 and 2008 was $123,730 and $87,212 respectively.  At March 31, 2009, $32,639 was classified as the current portion.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the three months ended March 31, 2009 and 2008 was $62 and $361, respectively. The principal balance of the capital lease as of March 31, 2009 and 2008 was $9,509 and $13,503 respectively.  At March 31, 2009, $4,994 was classified as the current portion of the lease.

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
MARCH 31, 2009

The pre-merger shareholders of the Company maintained 364,044 shares of Company common stock.

On May 21, 2007, $100,000 of convertible debentures issued on May 15, 2007 were converted into 3,000,000 shares of Company common stock.

Note 10 - Business Combinations

WBBV FM

On August 27, 2008, the Company acquired a radio broadcast stations from Holladay Broadcasting of Louisiana, LLC identified as WBBV FM 101.3 MHz in Vicksburg, Mississippi, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station, in exchange for $180,022.
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

These forward-looking statements include, without limitation, the basis of presentation of our financial statements, charges to consulting clients, the impact of recent accounting pronouncements, the impact of radio station acquisitions, radio advertising growth, pending acquisitions, the future use of Black-Scholes method of valuation, market trends, our need for additional capital, our ability to raise capital through debt and equity financing, the terms of any financing the we may obtain, the incurrence of accounting and legal fees in connection with acquisitions and the effectiveness of our disclosure controls and procedures.

We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors.  These factors include, but are not limited to, our ability to provide and market competitive service and products, our ability to diversify revenue, our ability to attract, train and retain qualified personnel, our ability to operate and integrate new technology, changes in consumer preference, changes in our operating or expansion strategy, changes in economic conditions, fluctuation in prevailing interest rates, our ability to identify and effectively integrate potential acquisitions, FCC and government approval of potential acquisition, our inability to renew one or more of our broadcast licenses, our ability to manage growth and effectively serve an expanding customer and market base, geographic concentrations of our assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of capital and liquidity, our ability to compete with other companies that produce and distribute syndicated radio programs and/or own radio stations, shifts in populations and other demographics, changes in governmental regulations, laws and regulations as the affect companies that produce and distribute syndicated radio programs and/or own radio stations, industry conditions, the popularity of radio as a broadcasting and advertising medium, cancellation, disruption or postponements of advertising schedules in response to national or world events, possible adverse ruling, judgments, settlements, and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of companies that produce and distribute syndicated radio programs and/or own radio stations and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview

A Radio Advertising Bureau report issued in January of 2009 indicated that local advertisers, the largest advertisers which are served in small markets, decreased their overall advertising by 10% in 2008.  Despite this report, we realized growth in half of our markets while the industry as a whole declined.  Management believes that local market advertisers are advertising more in order to compete during the economic slowdown.  Non-broadcast radio revenue (“non-spot revenue”) remained steady during the first quarter of 2009. Our small market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the three months ended march 31, 2009, combined net revenue from radio, multi-media, media purchasing and syndication increased 4.8% compared to the same period in 2008.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the three months ended March 31, 2009 and 2008

On a consolidated basis, we generated $474,327 in net revenue for the quarter ended March 31, 2009, an increase of $22,982 or 4.8%, compared to $451,345 for the quarter ended March 31, 2008.  Approximately $22,982  of this increase relates to growth in the Vicksburg, Mississippi radio station market, specifically in our owned and operated radio broadcast station WBBV FM, and our LMA station KLSM FM.

On a consolidated basis, advertising expense was $6,739 for the quarter ended March 31, 2009 a decrease of 32,741 or 93%, compared to $39,480 for the quarter ended March 31, 2008.  This decrease is attributable to termination and expiration of  public relations and investor relations contracts  that were entered into between Debut Broadcasting and Politis Communications, Agoracom, Inc, and Rubicon Capital Partners.

On a consolidated basis, operating expense was $588,302 for the quarter ended March 31, 2009, an increase of $16,677 or 3.7%, compared to $604,979 for the quarter ended March 31, 2008. The decrease in operating expenses, relates to cost cutting including staffing reductions which were instituted in the first quarter of 2009.

On a consolidated basis, depreciation and amortization expense was $49,190 for the quarter ended March 31, 2009, an increase of $15,718 or 32%, compared to $33,472 for the quarter ended March 31, 2008. The primary reason for the increase relates to the assets acquired as part of the WBBV acquisition.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending March 31, 2009 and March 31, 2008 was $244,807 and $260,796, respectively.

Liquidity and Capital Resources

As of March 31, 2009, we had current Assets in the amount of $1,390,768, consisting of $12,927  in Cash and Cash Equivalents, $887,686 in Accounts Receivable, $490,155  in Other Current Assets. As of March 31, 2009, we had Current Liabilities in the amount of $2,348,069, consisting of $259,366  in Accounts Payable, $259,336  in Accrued Expenses and Taxes, $750,000 in notes payable to shareholders, $774,212 in Lines of Credit and $78,998 in Current Portion of Long Term Debt. This combination of assets and liabilities resulted in a working capital deficit in the amount of $957,301.  The working capital deficit is largely attributable to seasonality in the radio advertising industry.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make acquisitions or to guarantee our continued long-term operations. We intend to raise additional capital over the next twelve months through refinancing and restructuring our debt.

Recent Events

None

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $39,490 and $17,653 are included in the financial statements for the quarter ended March 31, 2009 and March 31, 2008, respectively.

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

None

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On April 16, 2008 we became party to a legal proceeding with Delta Plaza, LLC a Mississippi Limited Liability company regarding an alleged breach of a lease contract.  Delta Plaza, LLC sought compensation of $65,000.  We appeared in the Circuit Court of Washington County on March 24th, 2009 to defend our interests and were found to have no fault or liability in this case.

  On December 31, 2008 we were involved in a legal proceeding pertaining to a former employee in our Greenville Mississippi market.  We defended ourselves vigorously, however the Circuit Court of Washington County found the case in favor of the employee.  We placed funds in escrow in 2008 to cover our liability in this case. These funds have been dispersed to the plaintiff.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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