Form 10-Q
period 2009-06-30
Debut Broadcasting Corporation, Inc.
filed 2009-08-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission file number 0-50762

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 16th Ave South, Suite 102, Nashville, TN	37212
(Address of principal executive offices)	(Zip Code)

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

    As of August 13, 2009, there were 19,866,866 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 4T.	Controls and Procedures	7
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 6.	Exhibits	10

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008
F-2	Condensed Consolidated Statements of Operations and Accumulated Deficit for the three months and six months ended June 30, 2009 and 2008
F-3	Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2009 and 2008

99
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2009 (Unaudited)	December 31 2008[1]
ASSETS
Current assets
Cash and cash equivalents	$16,385	$59,143
Accounts receivable, net	947,098	1,096,316
Stock warrant receivable	85	85
Prepaid expenses	35,412	47,644
Unexercized stock warrants	447,836	454,658
Total current assets	1,446,816	1,657,846

Property and equipment, net	658,268	749,415
Deposits	20,519	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-Compete Agreement, net	5,833	23,333
Other intangible assets, net	1,995,150	1,996,041

Total assets	$4,100,234	$4,403,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$862,535	$530,792
Accrued expenses and taxes	274,158	449,881
Notes payable to shareholders	750,000	750,000
Lines of credit	757,039	774,212
Current portion of long-term debt	62,734	108,443
Unrecognized stock warrant loss	485,523	485,523
Total current liabilities	2,329,454	3,098,851

Long term liabilities
Leases payable	3,694	5,381
Long-term debt	1,306,993	1,336,194
Total long term liabilities	1,310,687	1,341,575

Total liabilities	3,487,091	4,440,426

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	30,383	30,601
Additional paid in capital	3,166,839	3,166,621
Accumulated deficit	(3,599,663)	(3,234,346)
Total stockholders' deficit	(402,441)	(37,124)
Total liabilities and stockholders' deficit	$4,100,234	$4,403,302

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Revenue	$584,068	$726,438	$1,058,395	$1,177,783

Operating Expenses
Advertising	2,931	113,260	9,671	152,740
Operating Expense	588,029	773,383	1,184,944	1,378,362
Depreciation Expense	46,835	32,396	87,274	65,868
Merger and Acquisition Related Expenses	-	895	-	895

Total Operating Expenses	637,795	919,934	1,281,889	1,597,865

Operating Loss	(53,727)	(193,496)	(223,494)	(420,082)

Other Income and Expense
Interest Income	(2,949)	(1,585)	(4,700)	(2,399)
Interest Expense	76,119	71,374	152,911	107,595
Income Tax	960	--	960
Total Other (Income) and Expense	74,130	69,789	149,171	105,196

Net Loss	$(127,857)	$(263,285)	$(372,665)	$(525,278)

Accumulated Deficit at the Beginning of the Period	(3,471,806)	(2,807,308)	(3,226,998)	(2,545,315)

Accumulated Deficit at the End of the Period	(3,599,663)	(3,070,593)	(3,599,663)	(3,070,593)
Loss per common share
Basic	(0.0181)	(0.0155)	(0.0181)	(0.0155)
Weighted average number of shares outstanding, basic	19,866,907	19,794,360	19,866,907	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Activities:
Net Loss	$(127,857)	$(263,285)	$(372,665)	$(525,278)

Adjustments to reconcile net loss to net cash provided by/used in operating activities:
Depreciation and amortization	55,584	32,397	104,774	65,869
Changes in operating assets and liabilities, net effects of acquisitions

(Increase) decrease in accounts receivable	(59,497)	(306,803)	149,133	(543,939)
(Increase) decrease in other current assets	11,929	(305,849)	2,548	(434,944)
Increase (decrease) in accounts payable	150,387	257,024	331,743	133,877
Increase (decrease) in accrued expenses and taxes	14,821	673,648	-175,724	907,295

Net cash provided by (used in) operating activities	45,367	87,133	39,810	128,159

Investing Activities:
Purchases of property and equipment	22,013	(161,341)	11,201	(211,076)
Net cash used in investing activities	22,013	(161,342)	11,201	(211,076)

Financing Activities:
Proceeds from issuance of stock warrants	-	(213,753)	-	18,001
Proceeds from bank credit facility	(47,659)	59,036	(48,061)	94,036
Proceeds from stockholder notes	-	-	-	750,000
Repayment of long-term debt	(16,264)	(754)	(45,709)	(22,868)
Proceeds from issuance of common stock	-	-	-

Net cash provided by financing activities	(63,923)	(155,471)	(93,770)	839,169

Net (decrease) increase in cash and cash equivalents	3,457	(229,680)	(42,759)	230,773

Cash and cash equivalents at beginning of period	12,927	451,096	59,143	8,643

Cash and cash equivalents at end of period	16,385	221,416	16,385	221,416

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1025 16th Avenue South, Suite 102, Nashville, Tennessee 37212.  The Company relocated to the current office location on January 31, 2009.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns and operates eight radio stations in Mississippi.

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
June 30, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

The Company recognizes its advertising and programming revenues for its owned and operated radio broadcast stations when the advertising airs.  Generally, the Company is paid by the local advertiser for advertising coordinated  and contracted through a local employee sales representative or sales manager.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $2,931 and $113,260 are included in the financial statements for the three months ended June 30, 2009 and June 30, 2008, respectively. Total advertising costs of $9,671 and $152,740 are including in the financial statements for the six months ended June 30, 2009 and June 30, 2008, respectively.

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
June 30, 2009
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
The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of June 30, 2009

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
June 30, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 48 has created any material differences in comparability between the six months  and six months ended June 30, 2008, and the three months and six months ended June 30, 2009.

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
June 30, 2009

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

On April 1, 2009, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  April 1, 2012. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq.

On June 30, 2009, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  June 30, 2012. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq.

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
June 30, 2009

Note 4 - Loss Per Share (continued)

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

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	June 30, 2009	December 31, 2008
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	138,880	136,460
Towers and studio equipment	5 - 30 years	388,068	372,714
Furniture, fixtures and equipment	3 – 7 years	277,689	270,972
Automotive	3 - 5 years	160,318	194,938

Accumulated depreciation		(356,168)	(276,169)
Property and equipment, net		$658,286	$749,415

Of the $658,286  in Net Property and Equipment as of March 31, 2009, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.  In April of 2009, the Company disposed of a 2007 Chevrolet HHR and a 2007 Nissan XTerra through sales to third parties for $12,000 and $13,300 respectively.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at June 30, 2009. The note matured on May 3, 2009.  The balance of the line of credit at both June 30, 2008 and 2008 was $75,000.  As of June 30, 2009 the note was being converted to three year term loan with an anticipated maturity of September 30, 2012.  The note is secured by personal guarantee of certain officers of the Company.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matured on June 30, 2009, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.41438% at June 30, 2009. The rate is subject to monthly changes based on an independent index plus 2.25%. As a result of the present economic downturn in the banking and radio industries, the note was transferred to the special assets division of Regions Bank. At June 30, 2009, the Company was actively seeking an amicable settlement with Regions Bank to satisfy the loan balance.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance of the note at June 30, 2009 and 2008 was $199,297 and $199,297, respectively.

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

Total interest expense associated with the stockholder loans for the three months ended June 30, 2009 and 2008 was $34,397 and $13,808 respectively.  Accrued interest due to stockholders was $0 and $0 as of June 30, 2009 and 2008, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of  2.59438%  as of June 30, 2009. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended June 20, 2009 and 2008 was $999.63 and $2,769, respectively.  Total interest expense for the six months ended June 30 2009 and 2008 was $2,153 and $6,978, respectively. The balance of the loan at June 30, 2009 was $141,120, of which $41,365 was classified as current portion of long-term debt.  The balance of the loan at June 30, 2008 was $206,532, of which $27,541 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  Total interest expense on the Citadel Communications loan for each of the three months ended June 30, 2009 and 2008 was $10,428.  The balance of the loan at both June 30, 2009 and 2008 was $347,491.

SunTrust Bank Loan

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matures on August 22, 2009 and requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 4.25% at June 30, 2009. The rate is subject to monthly changes based on an independent index plus 1.00%

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  Total interest expense on the SunTrust Bank loan for the three months ended June 30, 2009 and 2008 was $7,349 and $0.00 respectively.  Total interest expense on the SunTrust Bank loan for the six months ended June 30, 2009 and 2008 was $14,668 and  $0.00 respectively.  The balance of the loan at June 30, 2009  and  2008 was $496,142 and $0.00 respectively.

Vehicle Loans

On August 28, 2007, the Company signed a direct purchase money loan and security agreement with DaimlerChrysler for the purchase of two vehicles for $50,068 with an effective interest rate of 7.3%. The corresponding promissory note is to be paid over a five-year period with a monthly payment of $1,011.  In April of 2009, these two vehicles were disposed of through sales to third parties for $12,000 and $13,300 respectively.  The direct purchase money loan was paid in full and the security interest DaimlerChrysler held in the vehicles was released.

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

Total interest expense on the vehicle loans for the quarter ended June 30, 2009 and 2008 was $1,831 and $2286, respectively.  Total interest expense on the vehicle loans for the six months ended June 30, 2009 and 2008 was $4,707 and $3,971, respectively. The principal balance of the vehicle loans as of June 30, 2009 and 2008 was $78,264 and $146,019, respectively.  At June 30, 2009, $16,374 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended June 30, 2009 and 2008 was $107 and $174, respectively. Total interest expense on studio equipment for the six months ended June 30, 2009 and 2008 was $169 and $535, respectively.  The principal balance of the capital lease as of June 30, 2009 and 2008 was $3,281 and $12,748, respectively.  At June 30, 2009, $3,281 was classified as the current portion of the lease.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Grace Media Company

On August 15, 2008, the Company entered into a Local Marketing Agreement for a radio broadcast station identified as WQBC AM 1420 Khz in Vicksburg, Mississippi with Grace Media Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Grace Media Company has retained ownership of all assets and liabilities of the station as of August 22, 2008.  We attribute $39,340 of the net loss incurred during the six months ended June 30, 2009 to the operation of WQBC AM.  In response to the evaluation of losses incurred through the operation of  WQBC AM, the company advised Grace Media Company of its decision to exercise a 90 day cancellation clause in the Local Marketing Agreement.  WQBC AM was taken off the air at 11:59pm on May 31, 2009.  Operations will revert to Grace Media Company on September 1, 2009.

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

Overview

A Radio Advertising Bureau report issued in January of 2009 indicated that local advertisers, the largest advertisers which are served in small markets, decreased their overall advertising by 10% in 2008.  Analysts are projecting that overall revenue will continue to be lower year over year in 2009 with a return to 2008 levels in 2010.  We have been affected by this decline with a decrease in sales from advertisers in key groups of casino and automotive.  Management believes that the small markets will recover with more speed than the broader national markets, but that has not left the small markets immune to recession.  Non-broadcast radio revenue (“non-spot revenue”) remained steady during the second quarter of 2009. Our small market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the six months ended June 30, 2009, combined net revenue from radio, multi-media, media purchasing and syndication decreased 10.1% compared to the same period in 2008.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the Three Months Ended June 30, 2009 and 2008

We generated $584,068  in net revenue for the quarter ended June 30, 2009, a decrease of $142,370 or 19.6%, compared to $726,438 for the quarter ended June 30, 2008.  Approximately $109,000 of this decrease relates to the syndication business. Revenue decreased approximately $83,400 in the Greenville, MS radio station market, however, the corresponding increase in revenue in the Vicksburg, MS radio station market reduced the overall decrease in radio revenue to $33,370 for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.
Advertising expense was $2,931 for the quarter ended June 30, 2009, a decrease of 110,329 or 97.4%, compared to $113,260 for the quarter ended June 30, 2008.  This decrease is partially attributable to the expiration of a public relations contract that we entered into with Politis Communications.  Additionally contributing to the decrease were the expiration of contracts that we entered into with Agoracom for investor relations services, as well as discontinued public relations contracts with Dutton Associates and Rubicon Capital Partners.

Operating expense was $588,029 for the quarter ended June 30, 2009, a decrease of $185,354 or 23.9%, compared to $773,383 for the quarter ended June 30, 2008. Of the total decrease in operating expenses, approximately $106,000 related to company wide staffing and salary reductions implemented in the first quarter of 2009. Additional reasons for the decrease in operating expenses relate to a decrease in legal and regulatory spending of approximately $92,000, and a decrease and travel and entertainment expenditures of approximately $32,500.

Depreciation and amortization expense was $46,835 for the quarter ended June 30, 2009, an increase of $14,439, or 44.6%, compared to $32,396 for the quarter ended June 30, 2008. The primary reason for the increase relates to the assets acquired as part of the WBBV FM acquisition.

Interest expense was $76,119 for the quarter ended June 30, 2009, and increase of $4,745 or 6.7% compared to $71,374 for the quarter ended June 30, 2008.  The primary source of the interest expenditures were interest payments associated with the two term loans from Remington Partners, Inc, and the Regions Bank loans.

As a result of the foregoing revenue and expenses, our overall net loss for the three-month period ending June 30, 2009 and June 30, 2008 was $127,857 and $263,285, respectively.

For the Six Months Ended June 30, 2009 and 2008

We generated $1,058,395  in net revenue for the six months ended June 30, 2009, a decrease of $119,388, or 10.1%, compared to $1,177,783 for the six months ended June 30, 2008.  Approximately $140,000 of this decrease relates to the syndication business.  Revenue decreased approximately $125,800  in the Greenville, MS radio station market, however, the corresponding increase in revenue in the Vicksburg, MS radio station market resulted in an overall increase in radio revenue of approximately $22,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Advertising expense was $9,671 for the six months ended June 30, 2009 a decrease of $143,069 or 93.6% compared to $152,740 for the six months ended June 30, 2008.  This decrease is partially attributable to the expiration of a public relations contract that we entered into with Politis Communications.  Additionally contributing to the decrease were the expiration of contracts that we entered into with Agoracom for investor relations services, as well as discontinued public relations contracts with Dutton Associates and Rubicon Capital Partners.

Operating expense was $1,184,944 for the six months ended June 30, 2009, a decrease of $193,418 or 14%, compared to $1,378,362 for the six months ended June 30, 2008. Of the total decrease in operating expenses, approximately $83,000 related to company wide staffing and salary reductions implemented in the first quarter of 2009. Additional reasons for the decrease in operating expenses relate to a decrease in legal and regulatory spending of approximately $149,800, and a decrease and travel and entertainment expenditures of approximately $44,500.

Depreciation and amortization expense was $87,274 for the six months ended June 30, 2009, an increase of $21,406 or 32.5% compared to $65,868 for the six months ended June 30, 2008. The primary reason for the increase relates to the assets acquired as part of the WBBV FM acquisition.

Interest expense was $152,911  for the six months ended June 30, 2009, an increase of $45,316 or 42.2% compared to $107,595 for the six months ended June 30, 2008.  The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc.  An additional increase in interest expense was attributable to the vehicles which have been financed for the radio station operations.

As a result of the foregoing revenue and expenses, our overall net loss for the six-month period ending June 30, 2009 and June 30, 2008 was $372,665 and $525,278, respectively.

Financial Condition

Accounts receivable, net of allowance for doubtful accounts was $947,098 at June 30, 2009, a decrease of $149,218 or 14% compared to $1,096,316 at December 31, 2008.  The drop in sales revenue from the syndication business is largely attributable to the decrease in the accounts receivable balance.

Unexercised Stock warrants was $447,836 at June 30, 2009, a decrease of $6,822 compared to $454,658 at December 31, 2008.  In accordance with FAS 133, we record an associated asset and liability for the issuance of warrants, which is adjusted quarterly using the Black-Scholes method of  derivative valuation.

In the second quarter of 2009, we disposed of a Dodge Magnum and a Nissan Xterra through sales to third parties for $12,000 and $13,300 respectively. As a result of these disposals and accumulated depreciation on our existing assets, our property and equipment, net of depreciation, fell to $658,268 compared to $749,416 at December 31, 2008.

Accounts payable at June 30, 2009 was $862,535, an increase of $331,743 or 47.5% compared to $530,792 at December 31, 2008.  This increase in accounts payable is attributable to a slower collections cycle and increases in bad debt among automotive advertisers nationally and locally,  limiting our ability to maintain a normal payables cycle.

Accrued expenses and taxes at June 30, 2009 were $274,158,  a decrease of $175,723 from December 31, 2008.  This decrease is attributable to payments of accrued audit and legal fees, as well as accrued contracts for radio programming that have been fully satisfied.

In January and February of 2008, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. As a result, our notes payable to stockholders were $750,000 at June 30, 2009 and December 31, 2008.

Liquidity and Capital Resources

As of June 30, 2009, our current assets in the amount of $1,446,816, consisted of $16,385 in cash and cash equivalents, $947.098 in accounts receivable, $85 in stock warrants receivable, $35,412 in prepaid expenses and $447,836 in unexercised stock warrants. As of June 30, 2009, our current liabilities in the amount of $2,329,454, consisted of $862,535 in accounts payable, $274,158  in accrued expenses and taxes, $750,000 in notes payable to stockholders, $757,039 in lines of credit and $62,734 in current portion of long term debt, and $485,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $882,638.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We are in ongoing negotiations with a lender for line of credit to be determined at the lenders discretion.  We anticipate releasing details of this financing agreement through a form 8K in the third quarter of 2009.

Recent Events

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets.   Two of these stations, WBBV FM, and KLSM FM were placed under a local marketing agreement on March 16, 2008.  We signed an asset purchase agreement and filed for FCC License transfer for WBBV during the first quarter of 2008.  We received approval from the FCC to proceed with the acquisition during the second quarter of 2008.  We finalized the acquisition of WBBV during the third quarter of 2008.  We anticipate placing additional stations under local marketing agreements and filing asset purchase agreements during the third and fourth quarters of 2009.

These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for the 6 additional stations during the third and fourth quarter of 2009.  These acquisitions will represent overall growth in radio operations of 140% year over year.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

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

None

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

On April 1, 2009, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  March 31, 2012.The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On June 30, 2009, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  June 29, 2012.The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

We revalue warrants quarterly utilizing the Black-Scholes method.

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

Item 4.     Submission of Matters to a Vote of Security Holders

           On July 29, 2009 we held our annual meeting of stockholders.  Matters brought before stockholders for approval were the ratification of Maddox Unger Silberstein, PLLC as our registered auditor, the election of our board of directors, and the amendment of the Company’s Amended and Restated Certificate of Incorporation to provide for authorization of 50,000,000 shares of preferred stock, par value $0.003 per share.  Of 19,866,866 shares outstanding, 11,842,841 were present at the meeting.  Tabulation of votes was provides by CPA Associates, PLLC.

The results of the vote were:

•	Ratification of Maddox Unger Silberstein, PLLC, as registered auditor:
·	For – 11,442,821
·	Against – 0
·	Abstain – 400,000
•	Election of Ron Heineman as a director:
·	For – 11,442,071
·	Against – 0
·	Abstain – 400,750
•	Election of Steven Ludwig as a director:
·	For – 11,442,071
·	Against – 0
·	Abstain – 400,750
•	Election of Robert Marquitz as a director:
·	For – 11,442,071
·	Against – 0
·	Abstain – 400,750
•	Election of Alan Hirsch as a director:
·	For – 11,442,071
·	Against – 0
·	Abstain – 400,750
•	Election of Harry Lyles as a director:
·	For – 11,442,071
·	Against – 0
·	Abstain – 400,750
•	Authorization of 50,000,000 shares of common stock, par value $.0003:
·	For – 11,260,404
·	Against – 80,100
·	Abstain – 502,317

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Purusant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEBUT BROADCASTING CORPORATION, INC.

August 11, 2009	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer