Form 10-Q
period 2009-09-30
Debut Broadcasting Corporation, Inc.
filed 2009-11-13
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were 19,866,866 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)

F-2	Condensed Consolidated Statements of Operations and Accumulated Deficit for the three months and nine months ended September 30, 2009 and 2008 (unaudited)

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2009 (Unaudited)	December 31 2008 (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,040	$59,143
Accounts receivable, net	1,065,298	1,096,316
Stock warrant receivable	—	85
Prepaid expenses	21,624	47,644
Unexercized stock warrants	454,657	454,658
Total current assets	1,576,621	1,657,846

Property and equipment, net	632,525	749,415
Deposits	15,651	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-Compete Agreement, net	—	23,333
Other intangible assets, net	1,989,431	1,996,041

Total assets	$4,198,577	$4,403,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$761,971	$530,792
Accrued expenses and taxes	336,548	449,881
Notes payable to shareholders	750,000	750,000
Lines of credit	731,860	774,212
Current portion of long-term debt	56,659	108,443
Unrecognized stock warrant loss	485,523	485,523
Total current liabilities	3,122,561	3,098,851

Long term liabilities
Leases payable	2,4445	5,381
Long-term debt	1,309,501	1,336,194
Total long term liabilities	1,311,946	1,341,575

Total liabilities	4,434,507	4,440,426

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	30,383	30,601
Additional paid in capital	3,166,839	3,166,621
Accumulated deficit	(3,433,153)	(3,234,346)
Total stockholders' deficit	(235,931)	(37,124)
Total liabilities and stockholders' deficit	$4,198,577	$4,403,302

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Revenue	$592,931	$741,074	$1,584,197	$1,918,857

Operating Expenses
Advertising	3,052	21,751	12,722	174,491
Operating Expense	601,581	711,739	1,763,193	2,088,904
Depreciation Expense	46,835	28,889	134,109	94,757
(Gain) on Settlement of Debt	(340,539)	-	(340,539)	-
Merger and Acquisition Related Expenses	-	10,405	-	11,300

Total Operating Expenses	310,928	772,784	1,592,818	2,369,452

Operating Income (Loss)	214,873	(31,711)	(8,621)	(450,596)

Other Income and Expense
Interest Income	(5,126)	(7,143)	(9,836)	(9,542)
Interest Expense	53,499	46,200	206,410	153,795
Income Tax	—	—	960
Total Other (Income) and Expense	48,363	39,057	197,533	144,253

Net Income (Loss)	$166,510	$(70,767)	$(206,154)	$(594,848)

Accumulated Deficit at the Beginning of the Period	$(3,599,663)	$(2,945,025)	$(3,226,998)	$(2,545,315)

Accumulated Deficit at the End of the Period	$(3,433,153)	$(3,015,792)	$(3,433,153)	$(3,015,792)
Loss per common share
Basic	(0.008)	(0.008)	(0.01)	(0.03)
Weighted average number of shares outstanding, basic	19,866,907	19,794,360	19,866,907	19,794,360

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Operating Activities:
Net Loss	(206,154)	(594,858)
Adjustments to reconcile net loss to net cash provided by/used in operating activities:
Depreciation and amortization	157,443	94,759
Changes in operating assets and liabilities, net effects
of acquisitions
(Increase) decrease in accounts receivable	39,400	(687,929)
(Increase) decrease in other current assets	1,000	(8,325)
Increase (decrease) in accounts payable	231,180	159,186
Increase (decrease) in accrued expenses and taxes	(165,117)	396,596

Net cash provided by (used in) operating activities	57,752	(640,573)

Investing Activities:
Purchases of property and equipment	(9,872)	(280,094)
Acquisition of WBBV FM	-	(980,022)
Net cash used in investing activities	(9,872)	(1,260,116)

Financing Activities:
Proceeds from issuance of stock warrants	-	30,865
Proceeds from bank credit facility	350,000	1,241,304
Proceeds from stockholder notes	-	750,000
Repayment of long-term debt	(421,981)	(59,563)
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	(71,981)	1,962,606

Net (decrease) increase in cash and cash equivalents	(24,103)	61,918

Cash and cash equivalents at beginning of period	59,143	8,643

Cash and cash equivalents at end of period	35,040	70,561

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009

Note 2 - Basis of Presentation and Interim Results (continued)

The Company recognizes its advertising and programming revenues for its owned and operated radio broadcast stations when the advertising airs.  Generally, the Company is paid by the local advertiser for advertising coordinated  and contracted through a local employee sales representative or sales manager.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $3,052 and $21,751 are included in the financial statements for the three months ended September 30, 2009 and September 30, 2008, respectively. Total advertising costs of $12,722 and $174,491 are including in the financial statements for the nine months ended  September  30, 2009 and September 30, 2008, respectively.

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
September 30, 2009
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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of September 30, 2009

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
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	September 30, 2009	December 31, 2008
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	138,780	136,460
Towers and studio equipment	5 - 30 years	395.835	372,714
Furniture, fixtures and equipment	3 – 7 years	282,304	270,972
Automotive	3 - 5 years	169,032	194,938

Accumulated depreciation		(403,006)	(276,169)
Property and equipment, net		$632,525	$749,415

Of the $632,525  in Net Property and Equipment as of September 30, 2009, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.  In April of 2009, the Company disposed of a 2007 Chevrolet HHR and a 2007 Nissan XTerra through sales to third parties for $12,000 and $13,300 respectively.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.   On September 21, 2009, the note was converted to a new five year term loan, eliminating the balance of the line of credit. The balance of the line of credit at September 30, 2009 and 2008 was $0.00 and $75,000 respectively.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matured on September 30, 2009, and requires monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.41438% at September 30, 2009. The rate is subject to monthly changes based on an independent index plus 2.25%. As a result of the present economic downturn in the banking and radio industries, the note was transferred to the special assets division of Regions Bank.   The company has reached an amicable settlement agreement on the note with Regions Bank, and anticipates paying the settlement agreement in full on or before November 16, 2009.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The principal balance of the note at September 30, 2009 and 2008 was $164,823 and $199,297, respectively.

The Company signed a promissory note and established a revolving line of credit on September 21, 2009 for $1,500,000 with River Falls Financial Services, LLC to refinance existing debt and fund future acquisitions.  The note matures on July 31, 2010, and requires monthly interest payments accruing at a rate of 12% per annum.  The balance of the note on September 30, 2009  and 2008 was $350,000 and $0.00 respectively.

Note 7 - Notes Payable to Stockholders

Debut Broadcasting Stockholder Notes

On January 21, 2008 the Company issued to Remington Partners, Inc. warrants to purchase 62,500 shares of Company common stock in exchange for a loan in the amount of $250,000 with a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest was payable on July 31, 2009.  The company is actively negotiating an amicable settlement with Remington Partners, Inc.

On February 26, 2008 the Company issued to Remington Partners, Inc. warrants to purchase 125,000 shares of Company common stock in exchange for a loan in the amount of $500,000, with a $2,000 loan origination fee and interest of 18% per annum due monthly.  The promissory note plus any accrued interest was payable on July 31, 2009.  The company is actively negotiating an amicable settlement with Remington Partners, Inc.

Total interest expense associated with the stockholder loans for the three months ended September 30, 2009 and 2008 was $34,397 and $33,334 respectively.  Accrued interest due to stockholders was $0 and $0 as of September 30, 2009 and 2008, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of  2.59438%  as of September 30, 2009. The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures on August 30, 2011 and is payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.  The company has reached an amicable settlement agreement on the note with Regions Bank, and anticipates paying the settlement agreement in full on or before November 16, 2009.

Total interest expense on the Regions Bank loan for the three months ended September 30, 2009 and 2008 was $861.91 and $2,363, respectively.  Total interest expense for the nine months ended September 30, 2009 and 2008 was $3,014 and $8,487, respectively. The balance of the loan at September 30, 2009 was $146,749, of which $35,565 was classified as current portion of long-term debt.  The balance of the loan at September 30, 2008 was $190,790, of which $11,733 was classified as current portion of long-term debt.

Bank of America Loan

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.   On September 21, 2009, the note was converted to a new five year term loan, which will mature on September 30, 2014. The note requires monthly principle and interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at September 30, 2009. The note is secured by personal guarantee of certain officers of the Company.

Total interest expense on the Bank of America loan for the three months ended September 30, 2009 and 2008 was $ and $0.00 respectively.  Total interest expense for the nine months ended September 30 2009 and 2008 was $184.22 and $0.00 respectively.  The balance of the loan at September 30, 2009 was $75,000 of which $0.00 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  The company negotiated a settlement of $24,322 to be paid to Citadel Communications in one lump sum, which was accepted  on September 21, 2009 by Citadel Communications.  Total interest expense on the Citadel Communications loan for each of the three months ended September 30, 2009 and 2008 was $10,428.  The balance of the loan at September 30, 2009 and 2008 was $0.00 and $347,491.

SunTrust Bank Loan

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 4.25% at September 30, 2009. The rate is subject to monthly changes based on an independent index plus 1.00%.  The company is in the process of converting the line of credit into a ten year term loan.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  Total interest expense on the SunTrust Bank loan for the three months ended September 30, 2009 and 2008 was $5,508 and $825 respectively.  Total interest expense on the SunTrust Bank loan for the nine months ended September 30, 2009 and 2008 was $20,175 and  $825 respectively.  The balance of the loan at September 30, 2009  and  2008 was $496,142 and $0.00 respectively.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

On May 30, 2008, the Company signed a retail installment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530.  The purchased vehicle is used in conjunction with the radio broadcast operations.

Total interest expense on the vehicle loans for the quarter ended September 30, 2009 and 2008 was $1,571 and $2286, respectively.  Total interest expense on the vehicle loans for the nine months ended September 30, 2009 and 2008 was $6,278 and $3,107, respectively. The principal balance of the vehicle loans as of September 30, 2009 and 2008 was $70,068 and $132,232, respectively.  At September 30, 2009, $8,179 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended September 30, 2009 and 2008 was $188 and $175, respectively. Total interest expense on studio equipment for the nine months ended September 30, 2009 and 2008 was $357 and $710, respectively.  The principal balance of the capital lease as of September 30, 2009 and 2008 was $2,445 and $6,237, respectively.  At September 30, 2009, $2,445 was classified as the current portion of the lease.

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

Grace Media Company

On August 15, 2008, the Company entered into a Local Marketing Agreement for a radio broadcast station identified as WQBC AM 1420 Khz in Vicksburg, Mississippi with Grace Media Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Grace Media Company has retained ownership of all assets and liabilities of the station as of August 22, 2008.  We attribute $39,340 of the net loss incurred during the nine months ended September 30, 2009 to the operation of WQBC AM.  In response to the evaluation of losses incurred through the operation of  WQBC AM, the company advised Grace Media Company of its decision to exercise a 90 day cancellation clause in the Local Marketing Agreement.  WQBC AM was taken off the air at 11:59pm on May 31, 2009.  Operations will revert to Grace Media Company on September 1, 2009.

Note 11 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2009 through November 13, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

A Radio Advertising Bureau report issued in January of 2009 indicated that local advertisers, the largest advertisers which are served in small markets, decreased their overall advertising by 10% in 2008.  Analysts are projecting that overall revenue will continue to be lower year over year in 2009 with a return to 2008 levels in 2010.  We have been affected by this decline with a decrease in sales from advertisers in key groups of casino and automotive.  Management believes that the small markets will recover with more speed than the broader national markets, but that has not left the small markets immune to recession.  Non-broadcast radio revenue (“non-spot revenue”) remained steady during the second quarter of 2009. Our small market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the nine months ended September 30, 2009, combined net revenue from radio, multi-media, media purchasing and syndication decreased 10.1% compared to the same period in 2008.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the Three Months Ended September 30, 2009 and 2008

We generated $525,802  in net revenue for the quarter ended September 30, 2009, a decrease of $215,272 or 29.04%, compared to $741,074 for the quarter ended September 30, 2008.  Approximately $354,000 of this decrease relates to the syndication business. Revenue increased in the Mississippi radio station markets, offsetting the overall loss for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Advertising expense was $3,052 for the quarter ended September 30, 2009, a decrease of 18,699 or 85.9%, compared to $21,751 for the quarter ended September 30, 2008. This decrease is partially attributable to the expiration of a public relations contract that we entered into with Politis Communications. Additionally contributing to the decrease were the expiration of contracts that we entered into with Agoracom for investor relations services, as well as discontinued public relations contracts with Dutton Associates and Rubicon Capital Partners.

Operating expense was $601,581 for the quarter ended September 30, 2009, a decrease of $170.148 or 22.04%, compared to $771,729 for the quarter ended September 30, 2008. Of the total decrease in operating expenses, approximately $340,539 related to a gain on settlement of debt with Citadel Broadcasting. Approximately $170,000 relates to company wide staffing and salary reductions implemented in the first quarter of 2009, and a decrease in legal and regulatory spending.

On August 22, 2002, the company signed an unsecured promissory note with Citadel Broadcasting to alleviate pass through bad debt due to the temporary collapse of the national advertising market in late 2001. Over the life of the agreement, the company made principle and interest payments to Citadel Broadcasting totaling $350,467. During the three months ended September 30, 2009 the company settled the agreement, resulting in a one time gain on settlement of $340,539.

Depreciation and amortization expense was $52,668 for the quarter ended September 30, 2009, an increase of $23,779, or 82%, compared to $28,889 for the quarter ended September 30, 2008. The primary reason for the increase relates to the assets acquired as part of the WBBV FM acquisition.

Interest expense was $53,499 for the quarter ended September 30, 2009, an increase of $7,299 or 13.6% compared to $46,200 for the quarter ended September 30, 2008.  The primary source of the interest expenditures were interest payments associated with the two term loans from Remington Partners, Inc, the Regions Bank loans, and the SunTrust Bank loan.

As a result of the foregoing revenue and expenses, our overall net income or (loss) for the three-month period ending September 30, 2009 and September 30, 2008 was $166,510 and ($70,767), respectively.

For the Nine Months Ended September 30, 2009 and 2008

We generated $1,056,916  in net revenue for the nine months ended September 30, 2009, a decrease of $861,939, or 44.9%, compared to $1,918,857 for the nine months ended September 30, 2008.  Approximately $1,009,889 of this decrease relates to the syndication business.  Revenue increased in the Mississippi radio station markets, offsetting the overall loss for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Advertising expense was $12,722 for the nine months ended September 30, 2009 a decrease of $161,769 or 92.7% compared to $174,491 for the nine months ended September 30, 2008. This decrease is partially attributable to the expiration of a public relations contract that we entered into with Politis Communications. Additionally contributing to the decrease were the expiration of contracts that we entered into with Agoracom for investor relations services, as well as discontinued public relations contracts with Dutton Associates and Rubicon Capital Partners.

Operating expense was $1,763,193 for the nine months ended September 30, 2009, a decrease of $325,711 or 15.59%, compared to $2,088,904 for the nine months ended September 30, 2008. Of the total decrease in operating expenses, approximately $83,000 related to company wide staffing and salary reductions implemented in the first quarter of 2009. Additional reasons for the decrease in operating expenses relate to a decrease in legal and regulatory spending of approximately $149,800, and a decrease and travel and entertainment expenditures of approximately $44,500.

On August 22, 2002, the company signed an unsecured promissory note with Citadel Broadcasting to alleviate pass through bad debt due to the temporary collapse of the national advertising market in late 2001. Over the life of the agreement, the company made principle and interest payments to Citadel Broadcasting totaling $350,467. During the nine months ended September 30, 2009 the company settled the agreement, resulting in a one time gain on settlement of $340,539.

Depreciation and amortization expense was $157,442 for the nine months ended September 30, 2009, an increase of $21,406 or 32.5% compared to $65,868 for the nine months ended September 30, 2008. The primary reason for the increase relates to the assets acquired as part of the WBBV FM acquisition.

Interest expense was $152,911  for the nine months ended September 30, 2009, an increase of $58,154 or 38% compared to $94,757 for the nine months ended September 30, 2008.  The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc.  An additional increase in interest expense was attributable to the vehicles which have been financed for the radio station operations.

As a result of the foregoing revenue and expenses, our overall net loss for the nine month period ending September 30, 2009 and September 30, 2008 was $206,154 and $594,848, respectively.

Financial Condition

Accounts receivable, net of allowance for doubtful accounts was $1,056,916 at September 30, 2009, a decrease of $36,400 or 3.3% compared to $1,096,316 at December 31, 2008.  The drop in sales revenue from the syndication business is largely attributable to the decrease in the accounts  receivable balance.

Unexercised Stock warrants was $447,836 at September 30, 2009, a decrease of $6,822 compared to $454,658 at December 31, 2008.  In accordance with FAS 133, we record an associated asset and liability for the issuance of warrants, which is adjusted quarterly using the Black-Scholes method of  derivative valuation.

In the second quarter of 2009, we disposed of a Dodge Magnum and a Nissan Xterra through sales to third parties for $12,000 and $13,300 respectively. As a result of these disposals and accumulated depreciation on our existing assets, our property and equipment, net of depreciation, fell to $632,525 compared to $749,416 at December 31, 2008.

Accounts payable at September 30, 2009 was $761,971, an increase of $231,179 or 30.3% compared to $530,792 at December 31, 2008.  We decreased our accounts payable balance in the third quarter as compared to the quarter ended June 30, 2009, utilizing funds from the Riverfalls loan.  However, the increase in accounts payable is attributable to a slower collections cycle and increases in bad debt among automotive advertisers nationally and locally, limiting our ability to maintain a normal payables cycle.

Accrued expenses and taxes at September 30, 2009 were $336,548, a decrease of $113,333 from December 31, 2008.  This decrease is attributable to payments of accrued audit and legal fees, as well as accrued contracts for radio programming that have been fully satisfied.

In January and February of 2008, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. As a result, our notes payable to stockholders were $750,000 at September 30, 2009 and December 31, 2008.

Liquidity and Capital Resources

As of September 30, 2009, our current assets in the amount of $1,576,619, consisted of $35,040 in cash and cash equivalents, $1,056,916 in accounts receivable, $85 in stock warrants receivable, $21,624 in prepaid expenses and $454,657 in unexercised stock warrants. As of September 30, 2009, our current liabilities in the amount of $3,122,561, consisted of $761,971 in accounts payable, $336,548  in accrued expenses and taxes, $750,000 in notes payable to stockholders, $731,860 in lines of credit and $56,659 in current portion of long term debt, and $485,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $1,540,941.

In the third quarter of 2009 we signed an agreement with Riverfalls Capital Partners that we anticipate will meet our funding needs to acquire additional radio stations while subsequently correcting our arrearages on accounts payable.

Recent Events

Pending Acquisitions

During the fourth quarter of 2007, we signed letters of intent to purchase seven additional radio stations in two markets.   Two of these stations, WBBV FM, and KLSM FM were placed under a local marketing agreement on March 16, 2008.  We signed an asset purchase agreement and filed for FCC License transfer for WBBV during the first quarter of 2008.  We received approval from the FCC to proceed with the acquisition during the second quarter of 2008.  We finalized the acquisition of WBBV during the third quarter of 2008.  We anticipate placing additional stations under local marketing agreements and filing asset purchase agreements during the fourth quarter of 2009 and first quarter of 2010.

These markets complement the geography of our existing radio stations and will create a super-regional cluster™ resulting in an anticipated reduction in operating costs of up to 17% incrementally.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for the 6 additional stations during the fourth quarter of 2009 and first quarter of 2010.  These acquisitions will represent overall growth in radio operations of 140% year over year.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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
On April 1, 2009, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  March 31, 2012.The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,
On September 30, 2009, we issued to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  June 29, 2012.The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

We revalue warrants quarterly utilizing the Black-Scholes method.

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

The results of the vote were:
•	Ratification of Maddox Unger Silberstein, PLLC, as registered auditor:
o	For – 11,442,821
o	Against – 0
o	Abstain – 400,000
•	Election of Ron Heineman as a director:
o	For – 11,442,071
o	Against – 0
o	Abstain – 400,750
•	Election of Steven Ludwig as a director:
o	For – 11,442,071
o	Against – 0
o	Abstain – 400,750
•	Election of Robert Marquitz as a director:
o	For – 11,442,071
o	Against – 0
o	Abstain – 400,750
•	Election of Alan Hirsch as a director:
o	For – 11,442,071
o	Against – 0
o	Abstain – 400,750

•	Election of Harry Lyles as a director:
o	For – 11,442,071
o	Against – 0
o	Abstain – 400,750
•	Authorization of 50,000,000 shares of common stock, par value $.0003:
o	For – 11,260,404
o	Against – 80,100
o	Abstain – 502,317

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEBUT BROADCASTING CORPORATION, INC.

November 11, 2009	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer