Form 10-K
period 2009-12-31
Debut Broadcasting Corporation, Inc.
filed 2010-03-31
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.97  million, based on 19,866,866 shares outstanding and a last reported per share price of common stock on the Over the Counter Bulletin Board of $0.25 on that date. As of March 31, 2010, the registrant had outstanding  21,366,886 shares of common stock.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•
we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2009Arbitron Market Report; and

•	all dollar amounts are rounded to the nearest thousand.

Company Overview

We are located in Nashville, Tennessee and conduct business from our principal executive office, located at 1025 16th Avenue South, Suite 102, Nashville, Tennessee 37212.   On February 1, 2009, we relocated to our current address.  We formerly conducted business from offices located at 1209 16th Avenue South, Suite 200, Nashville, Tennessee 37212.   We produce and distribute syndicated radio programs to radio stations across the United States and Canada. In addition, we own and operate seven radio stations in Mississippi.

We maintain radio syndication in Nashville and produce and distribute 24 radio programs, which are broadcast over approximately 1,400 radio station affiliates. These radio programs have an estimated 45 million U.S. listeners per week. In addition to syndication services, we own and operate a multi-media studio with audio, video and on-line content production capabilities. This facility is located on Music Row in Nashville, Tennessee. We also provide marketing, consulting and media buying (advertising) for our radio broadcast station customers in the United States.

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

Our Focus

Our strategic focus is on rural small and medium-sized markets in the Midwest and Eastern United States. We believe that these markets represent attractive operating environments and generally exhibit the following:

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

We believe that the attractive operating characteristics of small rural markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets, and to the greater attention historically given to the larger markets by radio station acquirers.   Our business model allows us to capitalize on the synergies created by acquiring geographic clusters while providing centralized programming and distributing administrative overhead across the cluster.  According to FCC statistics, as of  March 11, 2010,  there were 9,630 FM and 4,790 AM stations in the United States.

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

We believe that we are in a position to generate revenue growth, increase audience and revenue shares within our markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our operating income, growth rates and margins. Our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy. We believe we have several significant opportunities for growth within our current business model, including growth through maturation of stations, and through investment in signal upgrades, which allow for a larger audience reach, for stations that were already strong performers.

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

Existing Radio Syndication Business

Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 24 distinct programs and services currently offered to radio stations in the U.S. and Canada. Our customer base of nearly 1,400 radio stations generates an audience nearly 45 million listeners each week in the US. Our current programming focuses on country, Christian, talk, news, adult contemporary and urban formats.

Revenue is generated from advertising and sponsorship sold in the syndicated radio programs, as well as revenue-sharing agreements with radio station affiliates. Key advertising relationships include Wal-Mart, Pfizer, GEICO Insurance, Johnson & Johnson, General Mills, and Proctor & Gamble.

During the past decade, rapid consolidation of the radio industry resulted from government de-regulation of ownership limits. Companies that owned the maximum of 24 radio stations prior to 1996 are now free to own far more licenses. At the beginning of 2007, larger companies owned an average of 254 stations each and the largest, Clear Channel Communications, owned over 1,100 stations (although it is in the process of divesting stations in some smaller markets).  In 2010, larger companies owned an average of 373 stations each.  Clear Channel Communications remains the largest with approximately 900 stations.

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

We intend to continue our rapid expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

•	Country;

•	Rock;

•	Urban;

•	Adult Contemporary;

•	24 hour weather and on call severe weather coverage; and

•	Production music and station imaging.

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality, much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).  During 2008, we converted distribution of more than 90% of our programming to digital delivery.  In 2009, we further expanded our program and service offerings to include:

•	Full service contract consulting;

•	Weekday and weekend personalities; and

•	Traffic and Billing Services

 In addition, planned expansion of program and service offerings includes:

•	Format-specific news and sports reporters; and

•	Branded promotional events

By increasing the rate of the expansion of our programming and services even further, we acquire a higher number of radio station affiliates and earn increased ratings, which should translate into increased revenues.

Diversification

During 2007 we expanded our business plan to include the acquisition and management of radio stations (“Properties”) in small to mid-sized radio markets in the United States. Properties acquired by us will serve as flagships for the new 24-hour programming and other programs and services provided by us.  We further anticipate that these acquisitions will also increase margins and cash flow for the Properties and existing syndication operations as we leverage unique synergies resulting from our existing lines of business. In furtherance of this strategy, during March of 2008 we entered into a Local Marketing Agreement (“LMA”) with Holladay Broadcasting of Louisiana for the radio broadcast stations identified as WBBV FM 101.3 Mhz, and KLSM FM 104.9.  During September of 2008 we purchased the assets of  WBBV FM 101.3 Mhz from Holladay Broadcasting of Louisiana.  We now own and operate seven broadcast radio stations identified as WIQQ FM 102.3 MHz in Leland, Mississippi, WBAQ FM 97.9 MHz, WNIX AM 1330 kHz in Greenville, Mississippi, and WNLA FM 105.5 MHz, WNLA AM 1380 kHz in Indianola, Mississippi, KLSM 104.9 in Tallulah, Louisiana and WBBV FM 101.3 Mhz in Vicksburg, Mississippi. We will continue to review the potential of additional acquisitions of radio stations, although there is no assurance that we will be able to consummate such acquisitions.

We believe that ownership of Properties has the potential to increase our margins and cash flow. We are uniquely capable of more cost-efficient operation of radio stations than other owners because of our ability to centralize administrative functions, generate the programming out of our existing syndication operation in Nashville, overlay national advertising revenues and then localize the content in each market.  Further, this strategy blends elements of the new and old economies to diversify risk in three key ways:

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

Strategy for Investing in Properties

Our management and members of our Board of Directors have extensive experience in the radio industry, ranging from programming, sales and management, to acquisitions and financing. That experience has been key to our success in syndication and is the genesis of our unique and proprietary radio station acquisition strategy.

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

The largest radio companies (Clear Channel, Cumulus, Citadel, CBS, etc.) are increasingly focused on larger markets because they have determined that they find the greatest cost-efficiency there. We perceive that there is a virtual absence of and a need for a company with an effective strategy for medium and small markets - a successful and repeatable business model for radio stations that relies primarily on local, direct advertising revenues. We intend to create stockholder value by investing in medium and small-market radio stations that we perceive are not taking advantage of modern operational strategies designed to maximize revenue and minimize cost. It is our view that many such stations are underperforming financially because of poor sales strategies and inefficient costs of operation.

By investing only in Properties that are under-performing, we hope to capture the gap between low purchase prices (typically two times net revenue or five times broadcast cash flow) and the public market for healthy stations (estimated at between seven to nine times broadcast cash flow). A recent article in the trade publication Inside Radio showed the largest transactions in 2009 averaged as high as 14 times broadcast cash flow. Management believes the benchmark of  a five times multiple is holding up against market trends in small market radio. Management has strong confidence in its strategy to selectively acquire Properties because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

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

Negotiations are ongoing with additional potential sellers for stations in other markets.  We do not plan on making any additional acquisitions in the Greenville, Mississippi area.

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

In 2008, we achieved cost reductions through centralization of redundant  management and administrative positions.  We intend to achieve further cost reductions through the elimination of redundant positions, consolidation of facilities and the use of technology to reduce programming and technical expenses.

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

Acquisitions and Dispositions

Pending Acquisitions

During 2009, we signed letters of intent to purchase additional  radio broadcast stations.  The markets these stations fall in complements our strategic plan.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for these stations during the second quarter of 2010.  We further anticipate entering into LMA agreements with additional stations during the second and third quarters of 2010.  These acquisitions will represent overall growth in radio operations of 50% in the first half of 2010.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1961, 1991, 2001, 2008, and 2009 when total radio advertising revenue fell by approximately 0.5%, 2.8%, 7.5%, 2.1%, and 12% respectively, advertising revenue has risen each year since 1960, according to the RAB. The RAB reports that after two years of declining revenues, the industry is showing signs of stabilization and rebound in 2010.

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

A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales advertising is derived principally from advertising agencies located outside the station’s market and sales agents receive commissions based on the revenue from the advertising they obtain.

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

Advertising Revenue

Our  revenue is generated from the sale of national advertising for broadcast within our syndicated programming and on our affiliate networks.  We also generate revenue through local, regional, and national advertising on our radio stations.   During 2009, approximately 69% of our net revenue was generated from the sale of national advertising. Additional broadcasting revenue is generated from the sale of local, regional and national advertising for broadcast on our stations. The major categories of our advertisers include:

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

Our national sales are made by Dial Global, a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. We seek to grow our local sales through larger and more customer-focused sales staffs and we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large advertisers have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.

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

During 2009, Dial Global, one of our customers, accounted for 57% of our consolidated net revenue.  The loss of this customer could have a material adverse effect on our operations and financial condition.

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

In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party can own and operate in a local market. Our management continues to believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in one market, and intend to pursue the creation of additional multiple station groups in this particular market, our competitors include other parties who own and operate as many or more stations than we do in other markets. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.  In addition, increased consolidation in our target markets may result in greater competition for acquisition properties and a corresponding increase in the purchase prices we pay for these properties.

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

Employees

At December 31, 2009, we employed approximately 30  people, of which, 20 were employed full-time. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Our strategic plan includes employment of a regional market manager for each radio market in which we own or operate or will own or operate stations. A regional market manager is responsible for all employees of the market and for managing all aspects of the radio operations.  We currently employ one regional market manager for our market.  The loss of our regional market manager could result in a short-term loss of performance in our market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned stations as of March 31, 2009.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

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

Local Marketing Agreements.  We have issued letters of  intent to manage certain future stations in our market through an LMA.  In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station including matters of personnel and programming. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

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

Item 2. Properties

The types of properties required to support each of our operations include offices, studios, transmitter sites and antenna sites. Our station’s studios are housed with offices in the station’s community of license or largest nearby community. We operate three radio stations from our building in Greenville, Mississippi, and two radio stations from our building in Indianola, Mississippi, and two radio stations from our building in Vicksburg, Mississippi.    The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

At December 31, 2009, we owned studio facilities in one city within our Mississippi Delta market, and we owned transmitters, antenna sites, and other real estate in the same markets. We lease additional studio and office facilities in Greenville, Mississippi, and Vicksburg, Mississippi. In addition, we lease corporate office space and multi-media production space in Nashville, Tennessee. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennas, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that the properties which we own are generally in good condition and suitable for our operations.  In 2009, we sought upgraded facility space for our Nashville, TN offices, and will relocate during the second quarter of 2010.

Item 3. Legal Proceedings

As of December 31, 2009 we were not involved in any legal proceedings.

Should any legal matters occur, we believe that it would be handled and defended in the ordinary course of business.

Item 4. Submission of Matters To a Vote of Security Holders

During the fourth quarter of 2009, there were no matters submitted to a vote of security holders.

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

Year	High	Low

2007
Second Quarter	$2.45	$0.28
Third Quarter	$1.90	$0.56
Fourth Quarter	$1.10	$0.40
2008
First Quarter	$1.25	$0.51
Second Quarter	$1.05	$0.27
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.27	$0.06
2009
First Quarter	$0.19	$0.03
Second Quarter	$0.25	$0.04
Third Quarter	$0.25	$0.06
Fourth Quarter	$0.25	$0.04

Holders

As of December 31, 2009, there were 92 holders of record of our common stock.

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

On September 30, 2009, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  April 1, 2012. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq.

On December 31, 2009, the Company issued  to Stephen Ross, a third party,  a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of  June 30, 2012. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq.

On September 21, 2009, the Company issued to Riverfalls Financial Partners, LLC, an option to purchase 30,000,000 shares of Company common stock at an exercise price of $0.05 per share, with an expiration date of July 31, 2011.  This option was excluded from valuation as the volatility associated with the stock price and the percentage of ownership this option represents prevented an accurate valuation.  Should Riverfalls Financial Partners, LLC execute this option their ownership would represent a 60% controlling interest in the company for an investment of $1,500,00.

We revalue warrants quarterly utilizing the Black-Scholes method.

All of these warrants and options were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

On December 5, 2008, Politis Communications exercised a warrant to purchase 8,500 shares of our common stock at $0.01 per share.  The shares were authorized by Politis Communications as compensatory gifts to a number of employees of Politis Communications.  No underwriters were involved in this warrant exercise.  The underlying shares are restricted and carry piggy-back registration rights.

On December 5, 2008, we issued a stock certificate to Mohammed Rahman for 22,026 shares of our common stock at $0.07 per share.  We issued the shares of common stock to Mohammed Rahman in exchange for services rendered.  No underwriters were involved in this sale of securities.  Outside of the existing vendor client relationship, the investor has no prior relationship to the company.  The underlying shares are restricted and carry piggy-back registration rights.

On December 3, 2008, we issued a stock certificate to an officer for 42,000 shares of our common stock at $0.07 per share.  We issued the shares of common stock to the officer  as a compensatory bonus for services rendered.  The underlying shares are restricted and carry piggy-back registration rights.

On December 31, 2009, we issued a stock certificate to an officer for 500,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On December 31, 2009, we issued a stock certificate to an officer for 500,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On December 31, 2009, we issued a stock certificate to an officer for 500,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

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

These forward-looking statements include, without limitation, those relating to our strategic focus on small markets in the U.S., sources of competition, the impact of new media technology on competition, our ability to outperform traditional growth rates of our markets, changes in audience ratings or market share, requirements of or changes in governmental regulations, employment of a regional market manager, renewal of our licenses, our ability to obtain FCC authorizations, the condition of our properties, legal proceedings, payment of dividends, operating results, expansions into different programming formats, the number of employees dedicated to radio programs, the expansion of our programming and services, our creation of 24-hour programming in certain formats, our ability to identify and consummate potential acquisitions, pending acquisitions, cost-efficient operation of radio stations, the proliferation of HD Radio, the prices for HD Radio receivers, investing in undervalued and under-performing radio stations, our investment in medium- and small-market radio stations, market trends in purchase prices for radio stations, our investment criteria, our ability to accomplish revenue growth and cost-cutting, our ability to generate new event and promotion revenues, the implementation of our national advertising sales plan at radio stations we acquire, our ability to leverage or acquire technology, the impact of future acquisition on our margins and cash flow, our network of contacts within the radio industry, the rating of the owned and operated radio markets, the creation of station clusters or entering LMAs and their impact on market share and revenues, the seasonality of our operations and revenues, our ability to achieve cost reductions, our need for additional capital, our ability to raise capital through debt and equity financing, the availability of additional capital resources, the terms of any financing that we may obtain, the incurrence of accounting and legal fees in connection with acquisitions, critical accounting policies, related party transactions and our issuance of warrants.

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

Overview of 2009

The advertising environment for 2009 was significantly below that of  2008. The RAB has reported that radio revenue growth for 2009 was down approximately 12% from the prior year due to concerns of economic recession in both local and national markets.  This was the largest single year economic decline in radio sales ever recorded.  Our small-market focus insulates us from the larger issues of economic recession, and allows us to capitalize on growth in local and non-spot revenue as we participate as active members in the communities in which we operate.  For 2009, our revenue performance outpaced the industry with total net revenues decreasing 9.8% in radio operations.

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

Results of Operations

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollar in thousands):

	Year Ended December 31,		Percent Change
	2009	2008	2009 vs. 2008

Net Revenues	$2,068	$2,648	(22%)
Operating expenses excluding depreciation, amortization and merger related expenses	1,971	2,192	(10%)
Depreciation and amortization	177	147	20%
Merger related expenses	—	11	**
Corporate general and administrative expenses	93	890	(89.5%
Impairment charge	—	—	**

Operating income (loss)	(171)	(593)	82%
Net interest expense	(261)	(217)	182%

Total non-operating expense, net	(219)	(219)	15%

Net income (loss)	(419)	(813)	50%
Net income (loss) attributable to common stockholders	$(419)	$(813)	**

**	Calculation is not meaningful.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents increased 5.7% to $62,471 at December 31, 2009 from approximately $59,143 at December 31, 2008. This increase was nominal, and attributable to the timing of accounts payable payments sent.

Accounts Receivable. Accounts receivable, less allowance for doubtful accounts, decreased 24% to approximately $835,302 at December 31, 2009 from approximately $1,096,316 at December 31, 2008. This decrease was primarily the result of decreased sales on the local and national level consistent with the overall decline in radio sales in 2009.

Prepaid Expenses. Prepaid expenses and other current assets, including security deposits, decreased 49% to approximately $29,274 at December 31, 2009 from $47,642 at December 31, 2008. This decrease was primarily a result of timing differences in recognition of expense, and the termination of investor relations and public relations contracts during 2008 and 2009.

Property and Equipment. Net property and equipment decreased 17% to approximately $636,130 at December 31, 2009 from approximately $756,762  at December 31, 2008. This decrease was primarily a result of routine depreciation, and the sale of two automobiles, a 2007 Nissan XTerra, and a 2007 Dodge Magnum.

Intangible Assets. Intangible assets, net of amortization, decreased to $1,509,500 at December 31, 2009 from $1,536,761 at December 31, 2008. This decrease was primarily a result of the amortization of a non-compete agreement with Holladay Broadcasting Company.

As of December 31, 2008, approximately 29.6% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.   We expect that all licenses will continue to be renewed in the future.

Goodwill.  Goodwill was approximately $459,280 at December 31, 2009 and 2008.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 9% to approximately $1,069,651 at December 31, 2009 from approximately $980,670 at December 31, 2008. This increase was primarily a result of slower collections and decreased sales in 2009 affecting the length of the payables cycle.

Short-term Debt. Short-term debt decreased 15% to approximately $1,302,574 at December 31, 2009 from approximately $1,524,311 at December 31, 2008. This decrease was primarily a result of  payoff of the Regions Bank Loan and the Bank of America Line of Credit.

Long-term Debt. Long-term debt decreased 41% to approximately $786,427 at December 31, 2009 from approximately $1,353,545 at December 31, 2008. This decrease was primarily a result of  settlement of debt with Regions Bank and Citadel Communications.

Notes Payable. Notes payable decreased to approximately $34,340 at December 31, 2009 from $91,091 at December 31, 2008. This decrease was primarily a result of the disposal of two vehicles used in Mississippi radio station operations.

Leases Payable. Leases payable decreased to approximately $2,444 at December 31, 2009 from $5,381 at December 31, 2008. This decrease was a result of contractual payments made on a lease purchase agreement for studio equipment for our studios located on Music Row.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2009 and 2008 have been presented on a historical basis.

Net Revenues.  Net revenues for the 12 months ended December 31, 2009 decreased $580,000 to $2.07 million, a 23% decrease from the same period in 2008, primarily as a result of slow downs in national advertising on the syndicated network in direct response to large-scale economic conditions.

Radio Broadcast net revenue for the 12 months ended December 31, 2008 was $1,202,012.  On a same-station basis, broadcast radio net revenues for the 12 months ended December 31, 2009 decreased approximately $118,049 to $1,083,963, a decrease of 9.8% from the same period in 2008, due to economic downturn.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the 12 months ended December 31, 2009 have decreased in excess of the comparative decline in revenue in 2008 due primarily to decreased personnel costs and, a decrease in professional fees.

Depreciation and Amortization.  Depreciation and amortization increased approximately $29,614, or 20%, to $176,911 for the year ended December 31, 2009, compared to approximately $147,297 for the year ended December 31, 2008.   This increase is primarily a result of increases in property and equipment purchases during 2008 and 2009.

LMA Fees.   LMA fees decreased approximately $20,500 or 46% to $24,000 for the year ended December 31, 2009 compared to $44,500 in 2008.  This decrease is primarily a result of the termination of the LMA with Grace Media Partners, and the maturity of the LMA with Holladay Broadcasting Company for WBBV due to the purchase of WBBV.

Impairment Charge.  SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the first quarter of 2010 and were not required to record any impairment to broadcast licenses and goodwill for the year ended December 31, 2009.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a multiple of broadcast revenue. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results.

Net Interest Expense.  Interest expense, net of interest income, increased by $151,675, or 14%, to approximately $260,996 for the year ended December 31, 2009, compared to $217,675 for the year ended December 31, 2008. This increase was primarily due to utilization of a $750,000 bridge loan from Remington Capital Partners to fund operating expenses, and the $500,000 line of credit from SunTrust bank which was utilized to facilitate the purchase of WBBV FM in Vicksburg, Mississippi.

Operating Income (loss.) As a result of factors described above, operating income increased by $410,092 or 69%, to ($182,837) for the year ended December 31, 2009, compared to approximately ($585,581) for the year ended December 31, 2008.

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

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station, corporate operations, capital expenditures, interest and debt service payments.  The following table summarizes our historical funding needs for the years ended December 31, 2009 and 2008.

	2009	2008
	(Dollars in Thousands)
Aquisitions and purchase of intangible assets	—	$980.02
Capital expenditures	13.89	302.20
Repayments of bank borrowings	873.71	102.14
Interest payments	249.99	217.00

In 2009, financing was difficult to procure in both the debt and equity markets.  Our existing debt financing resulted in significant interest expense.  The media industry has experienced a tumultuous year, resulting in the radio station operation industry being viewed as a high risk industry in the financial markets.  Many of the large corporations in this industry have faced company-wide restructuring and pondered bankruptcy.  These events and uncertainties are creating a trend of tightened liquidity and limited capital resources.

National advertising revenues decreased 12.1% year over year from 2008 to 2009.  Overall national revenues are expected to rebound in 2010.  Analysts are projecting an increase of as much as 6% year over year from 2009 to 2010, with a full market recovery in 2011.  The last time revenue trended in this pattern was in 2001, and a full recovery was not realized in the national market until mid-2003.  Further limiting capital resources, advertisers are implementing policies that elongate the collection cycle.  Anheuser Busch, a large national advertiser has implemented a policy of withholding media payments until they have aged 120 days.  This publicly announced policy is expected to affect the payment patterns of most, if not all, larger advertisers.

 In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses, and interest and debt service payments.  If we are unable to fund these short term requirements through existing cash flows, we will be forced to eliminate costs through measures such as payroll reductions, staffing eliminations, and other  human resources measures.  Staffing reductions will increase our risk of business failure as we will no longer be able to provide the level of customer service to our affiliates and advertisers that is usual and customary.

Many of our debts mature in 2011.  If we are unable to agree on terms for renewal with our creditors, we may incur increased legal fees and court costs, as we will be unable to satisfy our debt agreements.  If we are unable to support our administrative overhead and debt agreements, we may be forced to liquidate certain operational areas of the business to support our financial obligations.

Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowing under credit facilities.  We do not believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, will be sufficient to meet our future capital needs, including operations and debt service for the next 12 months.  We are actively engaged in implementation of additional funding sources through debt and equity options available to us.  Further, our ability to obtain additional equity or debt financing is subject to market conditions and operating performance.  As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our capital needs.

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

•
There can be no assurances that additional capital will be available on the terms acceptable to us. While financing may initially be available only on a Property by Property basis, we may eventually seek to refinance all of our Properties in one non-recourse loan which would, in all likelihood, be secured by all of our Properties.

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Cash Flows from Operating Activities

	2009	2008
	Dollars in Thousands
Net cash provided by operating activities	$562.3	(715.2)

Net cash provided by operating activities increased by approximately $1,277,500 for the year ended December 31, 2009, compared to the year ended December 31, 2008.  The increase in cash flows is partially attributed to reduction in general and administrative operating costs.

Cash Flows from Investing Activites

	2009	2008
	Dollars in Thousands
Net cash used in investing activities	$58.4	$1,282.2

Net cash used in investing activities decreased from $1,268,390 to $58,423 for the year ended December 31, 2009 compared to the year ended December 31, 2008.  This decrease is due to acquisitions and the purchase of intangible assets.   In September of 2008 we completed the acquisition of the broadcast license of WBBV FM in Vicksburg, Mississippi.  We did not complete any acquisitions in 2009.

Cash Flows from Financing Activities

	2009	2008
	Dollars in Thousands
Net cash provided by (used in) financing activities	$(500.5)	$2,048.4

For the year ended December 31, 2009, net cash provided by financing activities decreased by approximately $2,548,900 compared to the year ended December 31, 2008, primarily due to the reduction of debt with Regions Bank, Citadel Communications, and Bank of America.

Sources of Liquidity. Currently, our primary source of liquidity is cash flows provided by our operations.  We will require additional capital to execute our plan, to grow through the acquisition of radio stations and radio station clusters, as well as for working capital requirements.  Our current cash flows from operations are not sufficient to meet our working capital requirements over the next 12 months.  In September of 2009, we entered into a line of credit with Riverfalls Investments, a private equity firm.  At December 31, 2009, we had $950,000 remaining on our line of credit with Riverfalls.

Anticipated Financing As of December 31, 2009, our long-term debt, including the current portion, was approximately $1,409,379.  Our credit facilities have interest and principal repayment obligations that are substantial in amount.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Accounting Pronouncements

See Note 11 in the accompanying notes to the audited financial statements.

Item 8. Financial Statements and Supplementary Data.

The information in response to this item is included in our consolidated financial statements, together with the report thereon of Silberstein Ungar, PLLC, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9A(T). Controls and Procedures Evaluation of Disclosure Controls and Procedures.

The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and

•	That our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting, which are indicative of many small companies with small staff: inadequate segregation of duties and effective risk assessment.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   We anticipate putting this remediation plan in effect in the second quarter of 2010.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Corporate Governance – Selection of Director Candidates” and “Corporate Governance – Committees of the Board of Directors – Audit Committee” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

The following table sets forth certain information with respect to our executive officers as of March 31, 2010:

Name	Age	Position(s)
Ronald Heineman	53	Chief Executive Officer and Chairman of the Board

Robert Marquitz	62	President and Chief Operating Officer

Sariah Hopkins	32	Chief Financial Officer

Robert Marquitz is a director as well as our President and Chief Operating Officer. His career has been solidly based in broadcasting.  In the 1980’s and 1990’s, he served as Corporate Vice President of one of the nation’s most admired broadcasting companies, Malrite Communications Group.  At Malrite, Mr. Marquitz was responsible for all aspects of operations, programming, research and marketing of the company’s 16 major market radio stations.  In 1998, Mr. Marquitz co-founded The Marketing Group, Inc.,  a wholly owned subsidiary of Debut Broadcasting Corporation, Inc.,  with Steven Ludwig, and has served as our President since that time.  In 2003, Mr. Marquitz launched Direct Connection, a Christian program modeled after New Music Nashville, which currently has nearly 150 affiliates.  Mr. Marquitz is Anderson Merchandiser Inc.’s official music/radio consultant and is deeply involved on a day-to-day basis with leaders of the record and radio business.

Ronald E Heineman is our Chairman and Chief Executive Officer.  Mr Heineman has served as Chief Executive Officer since January 26, 2010.  Mr. Heineman is also Managing Director of Mergers and Acquisitions for Riverfalls Financial Group, a private investment fund where he specializes in turnaround situations.  Previous to his current duties with Debut Broadcasting and Riverfalls, he has held CEO positions with a diverse array of public companies. Mr. Heineman was also a Vice President for Frisch’s, a national AMEX traded restaurant and lodging chain.  He has a Bachelors degree in business from Thomas More College, and a Masters degree from the Athenaeum of Ohio.

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

The following table sets forth certain information with respect to our significant employees as of  March 31, 2010:

Name	Age	Position(s)
Deloris Evans	45	Mississippi Regional General Manager

Marcus Rowe	37	Vice President of Network Operations

Deloris Evans is our Mississippi Regional General Manager.  Ms. Evans  manages WBBV and KLSM in Vicksburg, Mississippi and WNLA-FM and WNLA-AM in Indianola, Mississippi.  She has over 16 years of radio broadcast sales and leadership experience.  She began her radio sales in 1994 with The Radio People in Jackson, Mississippi where she remained until 2000.  In 2000, she was employed as a Sales Manager with Clear Channel in Jackson, Mississippi.  In 2004, she returned to her home town of Vicksburg to assume the role of Sales Manager for Holladay Broadcasting Corporation.  Deloris joined Debut Broadcasting during the acquisition of WBBV FM from Holladay Broadcasting Corporation in 2008.

Marcus Rowe (37) is our Vice President of Network Operations.  Mr. Rowe has more than 12 years of experience in broadcast and print media.  In 2004, he joined The Marketing Group, a wholly owned subsidiary of Debut Broadcasting in an Affiliate Relations and Marketing capacity, and has held numerous positions including Network Operations Manager and Director of Marketing and Communications.  From 2002 to 2004, Mr. Rowe served as Product Manager for Americana Entertainment, LLC, a Nashville-based radio syndication and media production company.  From 2000 to 2002, Mr. Rowe was the Sr. Music Research Editor for Gavin, a radio trade publication.  Prior to that, Mr. Rowe spent two years as a Music Research Consultant for the Mediabase division of Premiere Radio Networks.  Mr. Rowe is a graduate of the Honors Program at Belmont University, and holds a BA in Commercial Music, Cum Laude.

Item 11. Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued by the Company for the last year with respect to the Company’s “Named Executive Officers” – the Chief Executive Officer and the two most highly compensated executive officers whose total compensation for 2008 and 2009 exceeded $100,000:

Name and Principal Position	Year(1)	Salary	Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Steven Ludwig	2009	$104,000	$			$1500	$300	$––	$––	$9,570	(2)	$115,370

Steven Ludwig	2008	$93,779		$––		$––	$––	$––	$––	$9,880	(2)	$103,659
Chief Executive Officer

Robert Marquitz	2009	$95,351		$––		$1500	$300	$––	$––	$8,292	(2)	$105,443
Chief Operating Officer

Sariah Hopkins	2009	$86,764		$16,000		$1500	$300	$––	$––	$4,200	(2)	$108,764

Sariah Hopkins	2008	$102,763		$––	$		$––	$––	$––	$––		$102,763
Chief Financial Officer

(1) In accordance with SEC transition rules, this table reflects compensation for the most recently completed last two fiscal years for individuals who were Named Executive Officers during such year.

(2) Reflects matching contributions paid by the company for simple IRA investment and automobile allowances.

Steven Ludwig resigned as Chief Executive Officer in January of 2010.  Robert Marquitz served as Chairman of the Board of Directors and Chief Operating Officer.  In lieu of current economic conditions, Mr. Marquitz took a reduced salary in 2008.

As of December 31, 2009, the Company did have written executive employment and change in control agreements with each of the Named Executive Officers..

Each of the named executive officers has full eligibility to participate in all company benefit plans, including a simple IRA retirement plan.  Other than the simple IRA, no other tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans are available to the named executives.

The Compensation Committee of the Board of Directors of the Company implemented written employment agreements with each of the Named Executive Officers on May 23, 2009.  Effective with these employment agreements, the Named Executive Officers are eligible for a severance of 36 months base compensation at the compensation level in effect at the time of separation following, or in connection with the termination (except in the case of failure to perform job duties, gross negligence, fraud, or other causable termination) of a named executive officer, or a change in control of the smaller reporting company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.  The company may require the executive to place up to 30% of their salary in excess of $104,000 per year in a deferred compensation account to be held as a retirement fund for the Named Executive, or his heirs. Should the Named Executive voluntarily resign or be terminated for a defined cause at any point prior to the defined retirement age of 65 years old, the Named Executive shall voluntarily surrender the deferred compensation account, as well as any unvested stock options.

2009 Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Sariah Hopkins	18,000			$1.02	1/2/2018	14,400	$720
Frank Woods	18,000			$1.02	01/2/2018	14,400	$720
Sariah Hopkins	100,000			$0.25	05/23/2020	100,000	$2000
Robert Marquitz	100,000			$0.25	05/23/2020	100,000	$2000
Steven Ludwig	100,000			$0.25	05/23/2020	100,000	$2000

At the end of 2009, Sariah Hopkins and Frank Woods each held an unexercised option to purchase 18,000 shares of common stock of the company.  As of December 31, 2009, 3600 of the shares had vested.  The option to purchase carries a strike price of $1.02 per share.  At the end of 2009, Sariah Hopkins, Frank Woods, and Steven Ludwig each held an unexercised option to purchase 100,000 shares of common stock of the company.  As of December 31, 2009, none of the shares had vested.  The option to purchase carries a strike price of $0.25 per share.

Compensation Committee Report

NONE.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditor Fees” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

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

Signature	Title	Date

/s/ RONALD HEINEMAN Steven Ludwig	Chairman, and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ SARIAH HOPKINS Sariah Hopkins	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ ROBERT MARQUITZ Robert Marquitz	President, Executive Vice President, and Director	March 31, 2010

/s/ HARRY LYLES Harry Lyles	Director	March 31, 2010

Index to Exhibits

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

 DEBUT BROADCASTING CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

DEBUT BROADCASTING CORPORATION, INC.

TABLE OF CONTENTS

DECEMBER 31, 2009 and 2008

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Debut Broadcasting, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Debut Broadcasting Corporation, Inc., a Nevada Corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company‘s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Debut Broadcasting Corporation, Inc., as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company‘s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Silberstein Ungar, PLLC Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 29, 2010

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$62,471	$59,143
Accounts receivable, net	835,302	1,096,316
Stock warrant receivable	-	85
Prepaid expenses	23,777	47,644
Unexercised stock warrants	1,004,658	454,658
Total Current Assets	1,926,208	1,657,846
Property and equipment, net	636,130	749,415
Other Assets
Deposits	8,628	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-compete agreement, net	-	23,333
Total Other Assets	1,977,408	1,996,041

TOTAL ASSETS	$4,539,746	$4,403,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$932,121	$530,792
Accrued payroll, expenses and taxes	148,533	449,881
Notes payable to stockholders	750,000	750,000
Lines of credit	716,407	774,212
Current portion of long – term debt	586,167	108,443
Unrecognized stock warrant loss	1,035,523	485,523
Total Current Liabilities	4,168,751	3,098,851
Long – Term Liabilities
Leases payable	2,445	5,381
Long – term debt	820,767	1,336,194
Total Long – Term Liabilities	823,212	1,341,575
TOTAL LIABILITIES	4,991,963	4,440,426
STOCKHOLDERS’ DEFICIT
Capital stock, 100,000,000 shares authorized, par value $0.003, 21,366,886 shares issued and outstanding (19,866,886 – 2008)	64,601	30,601
Paid in capital	3,137,621	3,166,621
Accumulated deficit	(3,653,939)	(3,234,346)
TOTAL STOCKHOLDERS’ DEFICIT	(452,217)	(37,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,539,746	$4,403,302

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

GROSS REVENUES	$4,344,427	$6,313,496

OPERATING EXPENSES	4,527,263	6,906,425

OPERATING LOSS	(182,837)	(592,929)

OTHER INCOME (EXPENSE)	(236,756)	(219,625)

NET LOSS	$(419,593)	$(812,554)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,828,530	19,799,725

NET LOSS PER SHARE	$(0.02)	$(0.04)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2009

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	19,794,360	$30,383	$3,162,272	$(2,421,792)	$770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net loss for the year ended December 31, 2008	-	-	-	(812,554)	(812,554)

Balance, December 31, 2008	19,866,886	30,601	3,166,621	(3,234,346)	(37,124)

Stock issued to officers	1,500,000	4,500	-	-	4,500

Par value correction		29,000	(29,000)	-	0

Net loss for the year ended December 31, 2009	-	-	-	(419,593)	(419,593)

Balance, December 31, 2009	21,366,886	$64,101	$3,137,621	$(3,653,939)	$(452,217)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:
Net loss for the period	$(419,593)	$(812,554)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	167,257	154,571
Provision for bad debts	85	-
Loss on disposal of assets	27,784	-
Bad debt restructuring	340,539	-
Debt restructuring	61,572	-
Stock issued as compensation	4,500	2,940
Stock issued for services	-	1,542
Unexercised stock warrant expense	-	30,865
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	261,014	(388,214)
(Increase) decrease in other current assets	23,867	(2,341)
(Increase) in deposits	(4,700)	(3,592)
Increase in accounts payable	401,329	191,058
Increase (decrease) in accrued payroll, expenses and taxes	(301,348)	110,439
Net Cash Used in Operating Activities	562,306	(715,286)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(83,723)	(302,236)
Proceeds from sales of property and equipment	25,300	-
Acquisition of Holladay Broadcasting – WBBV Vicksburg station acquisition	-	(980,022)
Net Cash Used in Investing Activities	(58,423)	(1,282,258)
Cash Flows from Financing Activities:
Exercise of stock warrant	-	85
Proceeds from stockholder notes	-	750,000
Proceeds from short – term debt	394,188	35,000
Proceeds from long – term debt	-	1,365,106
Repayment of short – term debt	(355,345)	-
Repayment of long – term liabilities	(539,398)	(102,147)
Net Cash Provided by Financing Activities	(500,555)	2,048,044
Net Increase (Decrease) in Cash and Cash Equivalents	3,328	50,500
Cash and Cash Equivalents – Beginning	59,143	8,643
Cash and Cash Equivalents – Ending	$62,471	$59,143
Cash paid for interest	$249,039	217,675
Cash paid for income taxes	$1,600	800
Supplemental Cash Flow Information for Non-Cash Transactions
Holladay Broadcasting - WBBV Vicksburg Station Acquisition	$-	$(980,022)
Seller Financing of station acquisition	$-	$800,000

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

1. Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1025 16th Avenue South, Nashville, Tennessee 37212.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns and operates five radio stations in Mississippi.

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
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2009	2008
Land		$49,500	$49,500
Buildings and building improvements	5-10 years	138,705	137,460
Towers and studio equipment	5-30 years	412,176	372,714
Furniture, fixtures and equipment	3-7 years	285,563	270,972
Automotive	3-5 years	153,583	194,938
Total Property and equipment		1,039,527	1,025,584
Less: Accumulated depreciation		(403,397)	(276,169)
Property and equipment, net		$636,130	$749,415

Depreciation expense was $153,579 and $128,979 for the years ended December 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in SFAS No. 142, Goodwill and Other Intangible Assets.  We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.  During the fourth quarter of 2009 and 2008, we completed our annual impairment testing of our goodwill using these valuation techniques, and determined there was no impairment.

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

Amortization expense was $23,333 and $25,592 for the years ended December 31, 2009 and 2008, respectively.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies (continued)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes.  Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the respective periods’ taxable loss for federal and state income tax reporting purposes.  See Note 8, Provision for Income Taxes, for additional information related to the provision for income taxes.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $22,094 and $180,455 are included in the financial statements for the years ended December 31, 2009 and 2008, respectively.

Net Loss Per Share

We present basic loss per share on the face of the consolidated statements of operations.  As provided by SFAS No. 128, Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of December 31, 2009, the Company was operating at a net loss; therefore, no diluted loss per share is shown.

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
YEARS ENDED DECEMBER 31, 2009 AND 2008

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
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

MSI filed its registration statement and completed its spin-off in the first quarter of 2008.  Prior to the spin-off, MSI was treated as a non-controlled subsidiary.  The financial results of the operations of MSI are not included in this report.

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

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

4.  Other Current Liabilities

At December 31, 2009 and 2008, the following amounts were included in other current liabilities in the consolidated balance sheets:

	2009	2008
Accrued compensation	$73,513	$45,895
Accrued 401K contributions	14,863	14,863
Accrued other expenses	33,317	82,571
Accrued producer sharing payouts	26,840	306,552
Total	$148,533	$449,881

5.  Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime, which was 4.75% at December 31, 2009. The note matured on May 3, 2009, and the balance was paid off in full on December 18, 2009.  The balance of the line of credit at December 31, 2009 and 2008 was $0 and $75,000, respectively.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matured on June 30, 2009, and required monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.25313% at December 31, 2009. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement. The balance was paid off in full on December 18, 2009.   The principal balance at December 31, 2009 and 2008 was $0 and $169,568, respectively.

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and was converted to a new term loan.  The principal balance at December 31, 2009 and 2008 was $0 and $499,914 respectively.

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The balance of the loan at December 31, 2009 and 2008 was $225,265 and $0 respectively

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Total interest expense on the Regions Bank loan for the years ended December 31, 2009 and 2008 was $2,043 and $12,098, respectively.  The balance of the loan at December 31, 2009 was $0, having been settled on December 18, 2009.  The balance of the loan at December 31, 2008 was $199,297, of which $57,076 was classified as current portion of long-term debt.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  The company negotiated a settlement of $24,322 to be paid to Citadel Communications in one lump sum, which was accepted on September 21, 2009 by Citadel Communications.  The balance of the loan at December 31, 2009 and 2008 was $0.00 and $347,491.

Riverfalls Financial Services LLC

On September 21, 2009, the Company signed an unsecured convertible promissory note with Riverfalls Financial for $1,500,000.  The loan matures on July 31, 2010 and requires interest to be paid on maturity at a rate of 12%.  The balance of the loan at December 31, 2009 and 2008 was $550,000 and $0.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

SunTrust Bank

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at December 31, 2009. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at December 31, 2009 and 2008 was $491,142 and $0 respectively.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

6.  Long Term Debt (continued)

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

Total interest expense on the vehicle loans for the years ended December 31, 2009, and 2008 was $8,047 and $10,529, respectively.  The principal balance of the vehicle loans as of December 31, 2009 and 2008 was $65,513 and $136,157, respectively.  At December 31, 2009, $31,173 was classified as the current portion.

Capital Lease

On December 5 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.
Total interest expense on studio equipment for the years ended December 31, 2009 and 2008 was $358 and $660, respectively. The principal balance of the capital lease as of December 31, 2009 and 2008 was $7,439 and $10,375, respectively.  At December 31, 2009 and 2008, $7,439 and $4,994 was classified as the current portion of the lease, respectively.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Long-Term Debt Commitments

Principal maturities for the next five years are as follows at December 31, 2009:

2010	586,167
2011	493,587
2012	45,000
2013	39,600
2014	242,580
Total	1,406,934

7.  Stockholders’ Equity

On December 5, 2008, Politis Communications exercised a warrant to purchase 8,500 shares of common stock of the company at $0.01 per share.  The shares were authorized by Politis Communications as compensatory gifts to a number of employees of Politis Communications.  No underwriters were involved in this warrant exercise.  The underlying shares are restricted and carry piggy-back registration rights.

On December 5, 2008, the company issued a stock certificate to a vendor for 22,026 shares of common stock at $0.07 per share.  The shares of common stock were issued to the vendor in exchange for services rendered.  No underwriters were involved in this sale of securities.  Outside of the existing vendor client relationship, the investor has no prior relationship to the company.  The underlying shares are restricted and carry piggy-back registration rights.

On December 3, 2008, the company issued a stock certificate to Sariah Hopkins for 42,000 shares of common stock at $0.07 per share.  The company issued the shares of common stock to Sariah Hopkins as a compensatory bonus for services rendered in the role of Chief Financial Officer.  The underlying shares are restricted and carry piggy-back registration rights.

On December 31, 2009, the company issued stock certificates to Steven Ludwig, Robert Marquitz, and Sariah Hopkins for 1,500,000 shares of common stock at par.  The company issued the shares of common stock to Ludwig, Marquitz, and Hopkins as consideration for their personal guaranties of company debt according to the terms of executive employment agreements dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

8.  Provision for Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and, therefore, a valuation allowance has been recorded against this future income tax asset.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$1,242,339	$1,099,678
Valuation allowance	(1,242,339)	(1,099,678)
Net Deferred Tax Asset	$-	$-

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

9. Related Parties (continued)

The Company leases a vehicle from an entity owned by an officer for $691 per month and accordingly is included in the operating lease commitments. (See Note 10 pertaining to operating leases in Commitments and Contingencies). Management believes the lease is similar to that of an arms length transaction. Total lease expense for the corresponding vehicle for the years ended December 31, 2009 and 2008 was $8,292 and $8,292, respectively.

The Company provides services to an entity owned and operated by an officer. The Company has also entered into an agreement under which the same stockholder provides radio show content to the Company. The terms of these arrangements generally reflect those negotiated with independent content providers and therefore, management believes that it acquires this content on terms and rates similar to that of an arms length transaction. For the years ended December 31, 2009 and 2008, the Company recognized revenues from related parties of $282,791 and $211,645, respectively.  For the years ended December 31, 2009 and 2008, the Company incurred expenses of $180,176 and $180,697 to the same related party.

The Company also provides media buying services on behalf of an entity owned by an officer. The Company records both the revenue and corresponding expenses related to these media buying services. Management believes that the arrangement is similar to that of an arms length transaction. For the years ended December 31, 2009 and 2008, the Company recognized $243,065 and $303,837, respectively in corresponding media buying revenue and incurred related media buying expenses of $219,660 and $190,451 for the same periods.

10. Commitments and Contingencies

Significant Customers

During 2009 and 2008, one customer accounted for 55% and 69% of our net revenue as reflected on the consolidated statement of operations.

Operating Leases

Future minimum cash lease commitments under all non-cancellable leases in effect at December 31, 2009 were as follows:

Lease Commitments
2010	51,858
2011	29,592
2012	9,851
2013	0
Total	$91,301

11.  Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

On January 26, 2010 Steven Ludwig resigned as Chief Executive Officer of Debut Broadcasting Corporation.  Mr. Ludwig left the company to pursue other interests.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

11.  Subsequent Events (Continued)

On January 26, 2010 Ronald Heineman assumed the position of Chief Executive Officer of Debut Broadcasting Corporation.

On January 6, 2010 the company restructured the note with Remington Capital Partners.  Under the terms of the new agreement $375,000 of debt was converted to 3,750,000 shares of unrestricted stock.  The remaining $375,000 in debt is to be paid in interest only payments of $4,062.50 for a term of one year, at which time the agreement will convert to a long term debt with principal and interest payments of $8,532.40.  Interest is calculated at a flat rate of 12%.

On March 19, 2010, the company signed a Local Marketing Agreement with Delta Radio LLC, A Nevada Corporation for the operation of WBAQ FM, WIQQ FM, and WNIX AM.  Under the terms of the LMA, Delta Radio will take over management and operation of the radio stations effective April 1, 2010.  Delta Radio has assumed all existing contracts associated with the operation of these stations.  Delta Radio LLC additionally exercised a letter of intent to purchase the assets of WBAQ FM, WIQQ FM, and WNIX AM on March 19, 2010 for a purchase price of $300,000.

On March 29, 2010, the company signed a lease agreement for a new principal operating facility in Nashville, Tennessee.  The new facility is located at 1011 Cherry Ave, Nashville, TN.  The facility provides a 31.2% increase in leased square footage, and a 24% reduction in rent expense for the Nashville facility.

12.  Going Concern

The company has incurred significant historical losses and has negative working capital.  If the company is unable to secure additional financing it may not be able to continue as a going concern.