Form 10-K/A
period 2008-12-31
Debut Broadcasting Corporation, Inc.
filed 2010-04-21
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment Number One)
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

Table of Contents

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the annual report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 1, 2009 (the “Original Filing”). This Amendment (i) revises the discussion of liquidity and capital resources with management’s discussion and analysis of financial condition, (ii) revises the disclosure of controls and procedures (iii) adds certain information to paragraph 4 of Exhibits 31.1 and 31.2, and  (iv) adds certain information to disclose executive compensation in Part III that was previously incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders,   As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company has set forth the complete text of Items 10 and 15, as amended.

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

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality, much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).  During 2008, we converted distribution of more than 90% of our programming  to digital delivery.  We further expanded our program and service offerings to include:

•	24-hour weather and on-call severe weather coverage; and
•	Production music and station imaging.

 In addition, planned our expansion of program and service offerings includes:

•	Traffic and Billing Services
•	Weekday and weekend personalities; and
•	Format-specific news and sports reporters.

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

Should any other legal matters occur, we believe that it would be handled and defended in the ordinary course of business.

Item 4.	Submission of Matters To a Vote of Security Holders

During the fourth quarter of 2008, there were no matters submitted to a vote of security holders.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Results of Operations

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollar in thousands):

	Year Ended December 31,		Percent Change
	2008	2007	2008 vs. 2007

Net Revenues	$2,648	$2,970	(11%)
Operating expenses excluding depreciation, amortization and merger related expenses	2,185	3,600	(41%)
Depreciation and amortization	147	78	88%
Merger related expenses	11	397	(97%)
Corporate general and administrative expenses	890	514	73%
Impairment charge	—	—	**
Operating income (loss)	(585)	(1,619)	(64%)
Net interest expense	(217)	(77)	182%
Total non-operating expense, net	(219)	(77)	184%
Net income (loss)	(805)	(1,696)	(53%)
Net income (loss) attributable to common stockholders	$(805)	$(1,696)	**

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

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses association with our station, corporate operations, capital expenditures, interest and debt service payments.  The following table summarizes our historical funding needs for the years ended December 31, 2008 and 2007.

	2008	2007
	(Dollars in Thousands)
Aquisitions and purchase of intangible assets	980.02	$1,337.13
Capital expenditures	244.78	260.47
Repayments of bank borrowings	68.13	68.58
Interest payments	241.98	99.14

In 2008 financing  was difficult to procure in both the debt and equity markets.  Our existing debt financing resulted in significant interest expense.  The media industry has experienced a tumultuous year, resulting in the radio station operation industry being viewed as a high risk industry in the financial markets.  Many of the large corporations in this industry have faced company wide restructuring, and pondered bankruptcy.  These events and uncertainties are creating a trend of tightened liquidity and limited capital resources.

National advertising revenues decreased 2.1% year over year from 2007 to 2008.  Overall national revenues are expected to continue to decline in 2009.  Analysts are projecting a decline of as much as 10% year over year from 2008 to 2009 before a market recovery is seen.  The last time revenue trended in this pattern was in 2001, and a full recovery was not realized in the national market until mid-2003.  Further limiting capital resources, advertisers are implementing policies that elongate the collection cycle.  Anheuser Busch, a large national advertiser has implemented a policy of withholding media payments until they have aged 120 days.  This publicly announced policy is expected to affect the payment patterns of most, if not all, larger advertisers.

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

Many of our debts mature in 2009.  If we are unable to agree on terms for renewal with our debtors, we may incur increased legal fees and court costs, as we will be unable to satisfy our debt agreements.  If we are unable to support our administrative overhead and debt agreements, we may be forced to liquidate certain operational areas of the business to support our financial obligations.

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

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: inadequate segregation of duties and effective risk assessment.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As of December 31, 2009 management has determined that our internal controls over financial reporting were not effective.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   The remediation effort set out above are in process, and we are actively seeking qualified personnel to appoint to our staff.

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

The following table sets forth certain information concerning compensation paid or accrued by the Company for the last year with respect to the Company’s “Named Executive Officers” – the Chief Executive Officer and the two most highly compensated executive officers whose total compensation for 2007 and 2008 exceeded $100,000:

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Steven Ludwig	2008	$93,779	$––	$––	$––	$––	$––	$9,880	(2)	$103,659
Chief Executive Officer
Steven Ludwig	2007	$104,750	$––	$––	$––	$––	$––	$4,170	(2)	$108.920
Chief Executive Officer
Sariah Hopkins	2008	$102,763	$––	$––	$––	$––	$––	$—		$102,763
Chief Financial Officer
(1)           In accordance with SEC transition rules, this table reflects compensation for the most recently completed last two fiscal years for individuals who were Named Executive Officers during such year.

(2)           Reflects matching contributions paid by the company for simple IRA investment and automobile allowances.

Sariah Hopkins accepted the promotion to Chief Financial Officer in May of 2008.  In 2007, Shannon Farrington served in the role of Chief Financial Officer.  Ms. Farrington’s compensation did not exceed $100,000 in 2007.  Robert Marquitz serves as Chairman of the Board of Directors and Chief Operating Officer.  In Lieu of current economic conditions, Mr. Marquitz has taken a reduced salary in both 2007 and 2008 respectively.

As of December 31, 2008, The Company did not have any written employment agreements or change in control arrangements with any of the Named Executive Officers. All payments for Ms. Farrington’s services as Chief Financial Officer during 2007 were billed by and made payable to W Squared.

Each of the named executive officers has full eligibility to participate in all company benefit plans, including a simple IRA retirement plan.  Other than the simple IRA, no other tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans are available to the names executives.

The Compensation Committee of the Board of Directors of the Company implemented written employment agreements with each of the Named Executive Officers on May 23, 2009.  Effective with these employment agreements, the Named Executive Officers are eligible for a severance of 36 months base compensation at the compensation level in effect at the time of separation following, or in connection with the termination (except in the case of failure to perform job duties, gross negligence, fraud, or other causable termination) of a named executive officer, or a change in control of the smaller reporting company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.  The company may require the executive to place up to 30% of their salary in excess of $104,000 per year in a deferred compensation account to be held as a retirement fund for the Named Executive, or his heirs. Should the Named Executive voluntarily resign or be terminated for a defined cause at any point prior to the defined retirement age of 65 years old, the Named Executive shall voluntarily surrender the deferred compensation account, as well as any unvested stock options.

2008 Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Sariah Hopkins	18,000			$1.02	1/2/2018	18,000	$900.00
Frank Woods	18,000			$1.02	01/2/2018	18,000	$900.00

At the end of 2008, Sariah Hopkins and Frank Woods each held an unexercised option to purchase 18,000 shares of common stock of the company.  As of  December 31, 2008 the shares had not vested.  The option to purchase carries a strike price of $1.02 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 22, 2010.

Debut Broadcasting Corporation, Inc

a
By	/s/ SARIAH HOPKINS
Sariah Hopkins
Executive Vice President,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. HEINEMAN	Chief Executive Officer and Director, (Principal Executive Officer)	February 22, 2010
Ronaled E. Heineman

/s/ SARIAH HOPKINS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2010
Sariah Hopkins

/s/ Robert Marquitz	President, Chairman, Executive Vice President, and Director	February 22, 2010
Robert Marquitz

/s/ HARRY LYLES	Director	February 22, 2010
HARRY LYLES

/s/ Alan HIRSCH	Director	February 22, 2010
Alan Hirsch

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws (incorporated herein by reference to exhibit 3.3 of our Registration Statement on Form SB-2, Registration No. 333-107300, filed on July 24, 2003).
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2008	2007
Cash Flows from Operating Activities:
Net loss for the period	$(812,554)	$(1,696,493)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	154,571	77,991
Stock issued as compensation	2,940	0
Stock issued for services	1,542	0
Unexercised stock warrant expense	30,865	0
Changes in Assets and Liabilities
(Increase) in accounts receivable	(388,214)	(201,245)
(Increase) in other current assets	(2,341)	(45,723)
(Increase) in deposits	(3,592)	0
Increase in accounts payable	191,058	172,686
Increase in accrued payroll, expenses and taxes	110,439	275,007
Net Cash Used in Operating Activities	(715,286)	(1,417,777)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(302,236)	(260,475)
Acquisition of Shamrock Broadcasting	0	(300,000)
Acquisition of River Broadcasting	0	(1,037,134)
Cash payment for Holladay Broadcasting – WBBV Vicksburg station acquisition	(180,022)	0
Net Cash Used in Investing Activities	(480,258)	(1,597,609)

Cash Flows from Financing Activities:
Net Proceeds from private placement of common stock	0	2,976,497
Exercise of stock warrant	85	0
Proceeds from stockholder notes	750,000	0
Proceeds from short – term debt	35,000	30,000
Proceeds from long – term debt	565,106	0
Repayment of short – term debt	0	(11,212)
Repayment of long – term liabilities	(102,147)	(57,368)
Net Cash Provided by Financing Activities	1,248,044	2,937,917

Net Increase (Decrease) in Cash and Cash Equivalents	50,500	(77,469)
Cash and Cash Equivalents – Beginning	8,643	86,112

Cash and Cash Equivalents – Ending	$59,143	$8,643

Supplemental Cash Flow Information:
Cash paid for interest	$217,675	$77,000
Cash paid for income taxes	$800	$0

Supplemental Cash Flow Information for Non-Cash Transactions
Holladay Broadcasting – WBBV Vicksburg station acquisition	$(980,022)	$0
Seller financing of station acquisition	$800,000	$0

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