Form 10-Q/A
period 2009-09-30
Debut Broadcasting Corporation, Inc.
filed 2010-04-21
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number One)

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

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	24

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on November 13, 2009 (the “Original Filing”). This Amendment i() revises the disclosure of controls and procedures, and (ii) adds certain information to paragraph 4 of Exhibits 31.1 and 31.2.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)

F-2	Condensed Consolidated Statements of Operations and Accumulated Deficit for the three months and nine months ended September 30, 2009 and 2008 (unaudited)

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2009 (Unaudited)	December 31 2008 (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,040	$59,143
Accounts receivable, net	1,065,298	1,096,316
Stock warrant receivable	—	85
Prepaid expenses	21,624	47,644
Unexercized stock warrants	454,657	454,658
Total current assets	1,576,621	1,657,846

Property and equipment, net	632,525	749,415
Deposits	15,651	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-Compete Agreement, net	—	23,333
Other intangible assets, net	1,989,431	1,996,041

Total assets	$4,198,577	$4,403,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$761,971	$530,792
Accrued expenses and taxes	336,548	449,881
Notes payable to shareholders	750,000	750,000
Lines of credit	731,860	774,212
Current portion of long-term debt	56,659	108,443
Unrecognized stock warrant loss	485,523	485,523
Total current liabilities	3,122,561	3,098,851

Long term liabilities
Leases payable	2,4445	5,381
Long-term debt	1,309,501	1,336,194
Total long term liabilities	1,311,946	1,341,575

Total liabilities	4,434,507	4,440,426

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	30,383	30,601
Additional paid in capital	3,166,839	3,166,621
Accumulated deficit	(3,433,153)	(3,234,346)
Total stockholders' deficit	(235,931)	(37,124)
Total liabilities and stockholders' deficit	$4,198,577	$4,403,302

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Revenue	$592,931	$741,074	$1,584,197	$1,918,857

Operating Expenses
Advertising	3,052	21,751	12,722	174,491
Operating Expense	601,581	711,739	1,763,193	2,088,904
Depreciation Expense	46,835	28,889	134,109	94,757
(Gain) on Settlement of Debt	(340,539)	—	(340,539)	—
Merger and Acquisition Related Expenses	-	10,405	-	11,300

Total Operating Expenses	310,928	772,784	1,592,818	2,369,452

Operating Income (Loss)	214,873	(31,711)	(8,621)	(450,596)

Other Income and Expense
Interest Income	(5,126)	(7,143)	(9,836)	(9,542)
Interest Expense	53,499	46,200	206,410	153,795
Income Tax	—	—	960
Total Other (Income) and Expense	48,363	39,057	197,533	144,253

Net Income (Loss)	$166,510	$(70,767)	$(206,154)	$(594,848)

Accumulated Deficit at the Beginning of the Period	$(3,599,663)	$(2,945,025)	$(3,226,998)	$(2,545,315)

Accumulated Deficit at the End of the Period	$(3,433,153)	$(3,015,792)	$(3,433,153)	$(3,015,792)
Loss per common share
Basic	(0.008)	(0.008)	(0.01)	(0.03)
Weighted average number of shares outstanding, basic	19,866,907	19,794,360	19,866,907	19,794,360

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. The company has appointed additional qualified personnel to address inadequate segregation of duties and ineffective risk management. At the present time the company does not have the financial resources to appoint additional staff, but does plan to add additional financial staff as soon as practicable.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009 the company added two additional members to the financial reporting team. The company has identified these additions in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d-15 of the Exchange Act and believes that these additions will improve the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, and increase the company’s ability to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company.

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

DEBUT BROADCASTING CORPORATION, INC.

January 13, 2010	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer