Form 10-Q/A
period 2009-03-31
Debut Broadcasting Corporation, Inc.
filed 2010-04-22
CIK 1254371

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
.As of May 13, 2009, there were 19,866,866 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Filing”). This Amendment (i) revises the disclosure of controls and procedures, and (ii) adds certain information to paragraph 4 of Exhibits 31.1 and 31.2.

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

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning Balance, January 1, 2007	5,000	$1,000	$0	$(725,299)	$(724,299)

Recapitalization	10,000,000	1,000	-	-	1,000
	(5,000)	(1,000)	-	-	(1,000)

Private Placement	6,000,000	18,000	2,958,498	-	2,976,498

Shareholder Note Conversion	430,316	1,291	213,866	-	215,157

Debenture Conversion	3,000,000	9,000	91,000	-	100,000

Existing CNT	364,044	1,092	(1,092)	-	0

MSI Debentures			(100,000)		(100,000)

Net Loss for the Year Ended December 31, 2007	-	-	-	(1,696,493)	(1,696,493)

Ending Balance, December 31, 2007	19,794,360	30,383	3,162,272	(2,421,792)	770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net Loss for the Year Ended December 31, 2008	-	-	-	(812,554)	(812,554)

Ending Balance, December 31, 2008	19,866,886	$30,601	$3,166,621	$(3,234,346)	$(37,124)

Net Loss for the 3 Months Ended March 31, 2008				(244,807)	(244,807)

Ending Balance, March 31, 2008	19,866,886	$30,601	$3,166,621	$(3,479,153)	$(281,931)

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

Item 4T.   Controls and Procedures

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   The remediation effort set out above are in process, and we are actively seeking qualified personnel to appoint to our staff.

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

Changes in Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d -15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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