Form 10-Q/A
period 2009-06-30
Debut Broadcasting Corporation, Inc.
filed 2010-04-22
CIK 1254371

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

EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Filing”). This Amendment (i) Corrects certain information contained in Note 10, Business Combinations regarding the completion of the acquistion of WBBV (ii) revises the disclosure of controls and procedures, and (iii) adds certain information to paragraph 4 of Exhibits 31.1 and 31.2.

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2009 (Unaudited)	December 31 2008[1]
ASSETS
Current assets
Cash and cash equivalents	$16,385	$59,143
Accounts receivable, net	947,098	1,096,316
Stock warrant receivable	85	85
Prepaid expenses	35,412	47,644
Unexercized stock warrants	447,836	454,658
Total current assets	1,446,816	1,657,846

Property and equipment, net	658,268	749,415
Deposits	20,519	3,928
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-Compete Agreement, net	5,833	23,333
Other intangible assets, net	1,995,150	1,996,041

Total assets	$4,100,234	$4,403,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$862,535	$530,792
Accrued expenses and taxes	274,158	449,881
Notes payable to shareholders	750,000	750,000
Lines of credit	757,039	774,212
Current portion of long-term debt	62,734	108,443
Unrecognized stock warrant loss	485,523	485,523
Total current liabilities	2,329,454	3,098,851

Long term liabilities
Leases payable	3,694	5,381
Long-term debt	1,306,993	1,336,194
Total long term liabilities	1,310,687	1,341,575

Total liabilities	3,487,091	4,440,426

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	30,383	30,601
Additional paid in capital	3,166,839	3,166,621
Accumulated deficit	(3,599,663)	(3,234,346)
Total stockholders' deficit	(402,441)	(37,124)
Total liabilities and stockholders' deficit	$4,100,234	$4,403,302

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Revenue	$584,068	$726,438	$1,058,395	$1,177,783

Operating Expenses
Advertising	2,931	113,260	9,671	152,740
Operating Expense	588,029	773,383	1,184,944	1,378,362
Depreciation Expense	46,835	32,396	87,274	65,868
Merger and Acquisition Related Expenses	-	895	-	895

Total Operating Expenses	637,795	919,934	1,281,889	1,597,865

Operating Loss	(53,727)	(193,496)	(223,494)	(420,082)

Other Income and Expense
Interest Income	(2,949)	(1,585)	(4,700)	(2,399)
Interest Expense	76,119	71,374	152,911	107,595
Income Tax	960	—	960
Total Other (Income) and Expense	74,130	69,789	149,171	105,196

Net Loss	$(127,857)	$(263,285)	$(372,665)	$(525,278)

Accumulated Deficit at the Beginning of the Period	(3,471,806)	(2,807,308)	(3,226,998)	(2,545,315)

Accumulated Deficit at the End of the Period	(3,599,663)	(3,070,593)	(3,599,663)	(3,070,593)
Loss per common share
Basic	(0.0181)	(0.0155)	(0.0181)	(0.0155)
Weighted average number of shares outstanding, basic	19,866,907	19,794,360	19,866,907	19,794,360

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   The remediation effort set out above are in process, and we are actively conducting interviews and seeking qualified personnel to appoint to our staff.

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

DEBUT BROADCASTING CORPORATION, INC.

December 3, 2009	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer