Form 10-Q
period 2010-03-31
Debut Broadcasting Corporation, Inc.
filed 2010-05-17
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0001254371

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Cherry Avenue, Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 13, 2010, there were 21,366,886 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Consolidated Statements of Operations (unaudited) for the three months ended March 31 2010 and 2009;

F-3	Consolidated Statement of Stockholder’s Deficit (unaudited) for the three months ended March 31, 2010;

F-4	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2010 (Unaudited)	December 31 2009[1]
ASSETS
Current assets
Cash and cash equivalents	$25,132	$62,471
Accounts receivable, net	892,417	835,302
Prepaid expenses	54,463	23,777
Unexercised stock warrants	1,004,657	1,004,658
Total current assets	1,976,669	1,926,208

Property and equipment, net	631,965	636,130
Deposits	10,105	8,628
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,978,885	1,977,408

Total assets	$4,587,521	$4,539,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,085,812	$932,121
Accrued expenses and taxes	233,007	148,533
Notes payable to shareholders	375,000	750,000
Lines of credit	779,651	716,407
Current portion of long-term debt	629,490	586,167
Unrecognized stock warrant loss	1,033,522	1,035,523
Total current liabilities	4,137,267	4,168,751

Long term liabilities
Leases payable	2,445	2,445
Long-term debt	805,405	820,767
Total long term liabilities	807,850	823,212

Total liabilities	4,945,118	4,991,963

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	86,601	64,601
Additional paid in capital	3,490,121	3,137,621
Accumulated deficit	(3,934,319)	(3,653,939)
Total stockholders' deficit	(357,597)	(452,217)
Total liabilities and stockholders' deficit	$4,587,520	$4,539,746

The accompanying notes are an integral part of these financial statements.

1 Derived from the Company’s audited financial statements from the year ended December 31, 2009.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009

Net Revenue	$409,256	$474,327

Operating expenses
Advertising	14,039	6,739
Operating expense	632,849	588,302
Depreciation expense	15,031	49,190
Merger and acquisition related expenses	-	-

Total operating expenses	661,919	644,229

Operating (loss)	(252,663)	(169,903)

Other income and expense
Interest expense	31,218	76,791
Interest income	(3,500)	(1,615)

Total other income and expenses	27,718	75,177

Net (loss)	$(280,380)	$(244,807)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF MARCH 31, 2010
(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, January 1, 2008	19,794,360	$30,383	$3,162,272	$(2,421,792)	$770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net loss for the year ended December 31, 2008	-	-	-	(812,554)	(812,554)

Balance, December 31, 2008	19,866,886	30,601	3,166,621	(3,234,346)	(37,124)

Stock issued to officers	1,500,000	4,500	-	-	4,500

Par value correction		29,000	(29,000)	-	0

Net loss for the year ended December 31, 2009	-	-	-	(419,593)	(419,593)

Balance, December 31, 2009	21,366,886	64,601	3,137,621	(3,653,939)	(452,217)
Stock issued for conversion of Remington Note	7,500,000	22,000	352,500	-	375,000
Net Loss for 3 Months Ended March 31, 2010				(280,380)	(280,380)
Ending Balance, March 31, 2010	28,866,866	$86,601	$3,490,121	$(3,934,319)	$(357,597)

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(280,380)	$(244,807)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,031	49,190
Changes in operating assets and liabilities, net of effects of acquisitions:
Stock issued for debt restructuring	375,000	-
(Increase) decrease in accounts receivable	(68,119)	208,630
(Increase) decrease in other current assets	(51,014)	(9,381)
Increase (decrease) in accounts payable	153,691	181,356
Increase (decrease) in accrued expenses and taxes	84,474	(190,545)

Net cash provided by/(used in) operating activities	251,591	(5,557)

Investing activities:
Purchases of property and equipment	(4,135)	(10,812)

Net cash used in investing activities	(4,135)	(10,812)

Financing activities:
Proceeds from issuance of stock warrants	-	-
Proceeds from bank credit facility	106,567	(402)
Proceeds from shareholder notes	(375,000)	-
Repayment of long term debt	(15,362)	(29,445)

Net cash provided by/(used in) financing activities	(283,795)	(29,847)

Net increase/(decrease) in cash and cash equivalents	(37,339)	(46,216)

Cash and cash equivalents at beginning of period	62,471	59,143

Cash and cash equivalents at end of period	$25,132	$12,927

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1011 Cherry Avenue, Nashville, Tennessee 37203.  The Company relocated to the current office location on May 1, 2010.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns and operates seven radio stations in Mississippi.

The Company maintains radio syndication in Nashville and produces and distributes 14 radio programs, which are broadcast over approximately 1,400 radio station affiliates.  These radio programs have an estimated 40 million U.S. listeners per week. In addition to its syndication services, the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities.  This facility is located in Nashville, Tennessee.  The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company have been prepared without audit.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $14,039 and $6,739 are included in the financial statements for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on May 17, 2007. As required by the provisions for the topic of Accounting for Uncertainty in Income Taxes of FASB ASC, our  interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the three months ended March 31, 2009, and the three months ended March 31, 2010.

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

On September 22, 2008, we  issued to Stephen Ross, a third party, a warrant to purchase 18,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2011.  The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

On September 22, 2008, we issued to Stephen Ross, a third party, a warrant to purchase 27,000 shares of Company common stock at an exercise price of $0.50 per share, with an expiration date of September 30, 2011. The consideration we received for this warrant was legal services rendered by Stephen Ross, Esq,

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 4 - Loss Per Share - Continued

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

Note 4 - Loss Per Share - Continued

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

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2010	December 31, 2009
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	138,705	138,705
Towers and studio equipment	5 - 30 years	412,176	412,176
Furniture, fixtures and equipment	3 – 7 years	296,430	285,563
Automotive	3 - 5 years	153,383	153,383

Accumulated depreciation		(418,229)	(403,297)
Property and equipment, net		$631,965	$636,130

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 5 - Property and equipment - Continued

Of the $631,965  in Net Property and Equipment as of March 31, 2010, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 4.75% at March 31, 2009. The note matures on May 3, 2010.  The balance of the line of credit at both March 31, 2010 and 2009 was $0 and $75,000 respectively.

The Company signed a promissory note and established a revolving line of credit on February 27, 2004 for $200,000 with Regions Bank to refinance existing debt. The note matured on August 31, 2009, and required monthly interest payments accruing at an initial rate of 7.58% and a current rate of 4.35938% at March 31, 2009. The rate is subject to monthly changes based on an independent index plus 2.25%.

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The balance was paid off in full on December 18, 2009.   The principal balance at March 31, 2010 and 2009 was $0 and $199,297, respectively.

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and was converted to a term loan.

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The balance of the loan at March 31, 2010  and  2009 was $0 and $499,914 respectively.

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The balance of the loan at March 31, 2010 and 2009 was $297,704 and $0 respectively

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

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

On January 7, 2010 the company converted $375,000 of the outstanding balance of the Remington Capital Partners loan to shares of common stock of the company.  The remaining $375,000 balance is to be paid interest only at a rate of 12% per year through 2010, at which time it will automatically convert to a term loan.

Total interest expense associated with the shareholder loans for the three months ended March 31, 2010 and 2009 was $12,123 and $34,397 respectively.  Accrued interest due to shareholders was $0 and $0 as of March 31, 2010 and 2009, respectively.

Note 8 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of  2.58313%  as of March 31, 2009. The loan was secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan would have matured on  August 30, 2011 and was payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

Total interest expense on the Regions Bank loan for the three months ended March 31, 2010 and 2009 was $0 and $1,154 respectively. The balance was settled on December 18, 2009.   The balance of the loan at March 31, 2009 was $152,550 of which $41,365 was classified as current portion of long-term debt.  The balance of the loan at March 31, 2010 was $0.00.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  The company negotiated a settlement of $24,322 to be paid to Citadel Communications in one lump sum, which was accepted on September 21, 2009 by Citadel Communications. Total interest expense on the Citadel Communications loan for the three months ended March 31, 2010 and 2009 was $0 and $10,428 respectively.  The balance of the loan at both March 31, 2010 and 2009 was $0 and $347,491 respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 8 - Loans Payable - Continued

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at March 31, 2010. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at March 31, 2010 and 2009 was $481,945 and $0 respectively.

Riverfalls Financial Services LLC

On September 21, 2009, the Company signed an unsecured convertible promissory note with Riverfalls Financial for $1,500,000.  The loan matures on July 31, 2010 and requires interest to be paid on maturity at a rate of 12%.  The balance of the loan at March 31, 2010 and 2009 was $600,000 and $0.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

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

Total interest expense on the vehicle loans for the three months ended March 31, 2010 and 2009 was $1,313 and $2,875  respectively.  The principal balance of the vehicle loans as of March 31, 2010 and 2009 was $59,091 and $123,730 respectively.  At March 31, 2010, $24,751 was classified as the current portion.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 8 - Loans Payable - Continued

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the three months ended March 31, 2010 and 2009 was $0 and $62, respectively. The principal balance of the capital lease as of March 31, 2010 and 2009 was $7,439 and $9,509 respectively.  At March 31, 2010, $4,994 was classified as the current portion of the lease.

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

None

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

Overview

A Radio Advertising Bureau report issued in January of 2010 indicated that overall radio broadcast revenues declined 18% in 2009, and projected a very slow turnaround from this decline.  Despite this report, we realized growth in all of markets except for the Mississippi Delta market, and were not affected by the economic slowdown.  Non-broadcast radio revenue (“non-spot revenue”) remained steady during the first quarter of 2009. Our small market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the three months ended March 31, 2010, combined net revenue from radio, multi-media, media purchasing and syndication decreased 13.2% compared to the same period in 2009.  100% of this decline was attributable to the Mississippi Delta market, which began operating under a Local Marketing Agreement with Delta Radio, LLC on April 1, 2010 minimizing our exposure to potential future losses from this region.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the three months ended March 31, 2010 and 2009

On a consolidated basis, we generated $409,256  in net revenue for the quarter ended March 31, 2010, a decrease of $65,071 or 13.2%, compared to $474,327 for the quarter ended March 31, 2009.  This decrease relates to a decline in sales growth in the Greenville, Mississippi radio station market, specifically in our owned and operated radio broadcast stations WBAQ FM, WIQQ FM, and WNIX AM.  Our radio syndication sales increased 20.5% and our Vicksburg Mississippi owned and operated  radio stations realized growth of  21.5% in the same period.

On a consolidated basis, advertising expense was $14,039 for the quarter ended March 31, 2010 an increase of 7,300 or 108%, compared to $6,739 for the quarter ended March 31, 2009.  This increase is attributable to an  investor relations contract  that was entered into between Debut Broadcasting and Agoracom, Inc during 2008.  This contract is now expired.

On a consolidated basis, operating expense was $632,849 for the quarter ended March 31, 2010, an increase of $44,547 or 7.5%, compared to $588,302 for the quarter ended March 31, 2009. The increase in operating expenses, relates to staffing adjustments, and is expected to be a temporary increase affecting the first quarter, only.

On a consolidated basis, depreciation and amortization expense was $15,031 for the quarter ended March 31, 2010, a decrease of $34,159 or 69.5%, compared to $49,140 for the quarter ended March 31, 2009. The primary reason for the decrease relates to the disposal of automobiles associated with the Mississippi radio stations during 2009.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending March 31, 2010 and March 31, 2009 was $280,380 and $244,807, respectively.

Liquidity and Capital Resources

As of March 31, 2010, we had current Assets in the amount of $1,976,669, consisting of $25,132  in Cash and Cash Equivalents, $892,417 in Accounts Receivable, $1,059,120  in Other Current Assets. As of March 31, 2010, we had Current Liabilities in the amount of $4,137,267, consisting of $1,085,812  in Accounts Payable, $233,007  in Accrued Expenses and Taxes, $375,000 in notes payable to shareholders, $779,651 in Lines of Credit, $629,40  in Current Portion of Long Term Debt, and 1,033,522 in other current liabilities. This combination of assets and liabilities resulted in a working capital deficit in the amount of $2,939,598.  The working capital deficit is largely attributable to the overall decline in the radio advertising industry in 2009 and  seasonality in the radio advertising industry.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make acquisitions or to guarantee our continued long-term operations. We intend to raise additional capital over the next twelve months through equity raises.

Recent Events

On April 1, 2010 the company entered into a local marketing agreement with Delta Radio, LLC, a Nevada limited liability company.  This local marketing agreement allows Delta Radio LLC to manage the company’s owned radio stations WNIX AM, WBAQ FM, and WIQQ FM.  Delta Radio LLC additionally assumes all liabilities associated with operating these stations.  The company has agreed to sell these owned radio stations to Delta Radio LLC for $300,000 on or before March 31, 2011, at Delta Radio, LLC’s request.

On May 1, 2010 the company relocated its principal executive offices to 1011 Cherry Avenue, Nashville, TN 37203.  The location the company previously occupied was sold, with the new owner taking over occupancy of all spaces.  Additionally, the company was able to secure a larger office space for a decrease in monthly rental expense.  The company believes the new executive office location will benefit the company by providing the space needed for growth through acquisition.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $14,039 and $6,739 are included in the financial statements for the quarter ended March 31, 2010 and March 31, 2009, respectively.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   The remediation effort set out above are in process, and we are actively seeking qualified personnel to appoint to our staff, and will add qualified staff as budget constraints permit.

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