Form 10-Q/A
period 2010-03-31
Debut Broadcasting Corporation, Inc.
filed 2010-05-19
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 13, 2010, there were 28,866,886 shares of common stock issued and outstanding.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 17, 2010 (the “Original Filing”). This Amendment (i) replaces the quarterly report on Form 10-Q in its entirety.

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

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2010 (Unaudited)	December 31 2009[1]
ASSETS
Current assets
Cash and cash equivalents	$25,132	$62,471
Accounts receivable, net	892,417	835,302
Prepaid expenses	55,679	23,777
Unexercised stock warrants	1,004,658	1,004,658
Total current assets	1,977,886	1,926,208

Property and equipment, net	631,965	636,130
Deposits	10,105	8,628
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,978,885	1,977,408

Total assets	$4,588,736	$4,539,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,085,812	$932,121
Accrued expenses and taxes	233,007	148,533
Notes payable to shareholders	375,000	750,000
Lines of credit	779,651	716,407
Current portion of long-term debt	629,490	586,167
Unrecognized stock warrant loss	1,035,523	1,035,523
Total current liabilities	4,138,483	4,168,751

Long term liabilities
Leases payable	2,445	2,445
Long-term debt	804,905	820,767
Total long term liabilities	807,350	823,212

Total liabilities	4,945,833	4,991,963

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	86,601	64,601
Additional paid in capital	3,490,121	3,137,621
Accumulated deficit	(3,933,819)	(3,653,939)
Total stockholders' deficit	(357,097)	(451,717)
Total liabilities and stockholders' deficit	$4,588,736	$4,539,746

The accompanying notes are an integral part of these financial statements.

1 Derived from the Company’s audited financial statements from the year ended December 31, 2009.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009

Net Revenue	$409,256	$474,327

Operating expenses
Advertising	14,039	6,739
Operating expense	632,349	588,302
Depreciation expense	15,031	49,190
Merger and acquisition related expenses	-	-

Total operating expenses	661,419	644,229

Operating (loss)	(252,163)	(169,903)

Other income and expense
Interest expense	31,217	76,791
Interest income	(3,500)	(1,615)

Total other income and expenses	27,717	75,177

Net (loss)	$(279,880)	$(244,807)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF MARCH 31, 2010
(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2008	19,794,360	$30,383	$3,162,272	$(2,421,792)	$770,863

Exercise of stock warrants	8,500	26	59	-	85

Stock issued for services	22,026	66	1,476	-	1,542

Stock issued as compensation	42,000	126	2,814	-	2,940

Net loss for the year ended December 31, 2008	-	-	-	(812,554)	(812,554)

Balance, December 31, 2008	19,866,886	30,601	3,166,621	(3,234,346)	(37,124)

Stock issued to officers	1,500,000	4,500	-	-	4,500

Par value correction		29,000	(29,000)	-	0

Net loss for the year ended December 31, 2009	-	-	-	(419,593)	(419,593)

Balance, December 31, 2009	21,366,886	64,601	3,137,621	(3,653,939)	(451,717)
Stock issued for conversion of Remington Note	7,500,000	22,500	352,500	-	375,000
Par value correction		(500)			(500)
Net Loss for 3 Months Ended March 31, 2010				(279,880)	(279,880)
Ending Balance, March 31, 2010	28,866,866	$86,601	$3,490,121	$(3,933,819)	$(357,097)

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(279,880)	$(244,807)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	15,031	49,190
Changes in operating assets and liabilities, net of effects of acquisitions:
Stock issued for debt restructuring	375,000	-
(Increase) decrease in accounts receivable	(57,115)	208,630
(Increase) decrease in other current assets	(40,610)	(9,381)
Increase (decrease) in accounts payable	153,691	181,356
Increase (decrease) in accrued expenses and taxes	84,474	(190,545)

Net cash provided by/(used in) operating activities	250,591	(5,557)

Investing activities:
Purchases of property and equipment	(4,135)	(10,812)

Net cash used in investing activities	(4,135)	(10,812)

Financing activities:
Proceeds from issuance of stock warrants	-	-
Proceeds from bank credit facility	106,567	(402)
Proceeds from shareholder notes	(375,000)	-
Repayment of long term debt	(15,362)	(29,445)

Net cash provided by/(used in) financing activities	(283,795)	(29,847)

Net increase/(decrease) in cash and cash equivalents	(37,339)	(46,216)

Cash and cash equivalents at beginning of period	62,471	59,143

Cash and cash equivalents at end of period	$25,132	$12,927

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

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”)(“ASC 740-10”)(“ASC 810-10”), on May 17, 2007. As required by the provisions for the topic of Accounting for Uncertainty in Income Taxes of FASB ASC, our interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the three months ended March 31, 2009, and the three months ended March 31, 2010.

Note 4 - Loss Per Share

We present basic loss per share on the face of the condensed consolidated balance sheets.  As provided by SFAS No. 128, Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

On June 18, 2008, we issued to Wolcott Squared a warrant to purchase 18,408 shares of our common stock at an exercise price of $0.3925 per share, with an expiration date of December 17, 2017.The consideration received for this warrant was services rendered in December of 2007 valued at $7,225.

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

On a consolidated basis, operating expense was $632,349 for the quarter ended March 31, 2010, an increase of $44,047 or 7.5%, compared to $588,302 for the quarter ended March 31, 2009. The increase in operating expenses, relates to staffing adjustments, and is expected to be a temporary increase affecting the first quarter, only.

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

Liquidity and Capital Resources

As of March 31, 2010, we had current Assets in the amount of $1,977,886, consisting of $25,132  in Cash and Cash Equivalents, $892,417 in Accounts Receivable, $1,004,658  in unexercised stock warrants, and $55,679 in prepaid expenses. As of March 31, 2010, we had Current Liabilities in the amount of $4,138,483, consisting of $1,085,812  in Accounts Payable, $233,007  in Accrued Expenses and Taxes, $375,000 in notes payable to shareholders, $779,651 in Lines of Credit, $629,490  in Current Portion of Long Term Debt, and $1,035,523 in other current liabilities. This combination of assets and liabilities resulted in a working capital deficit in the amount of $2,160,597.  The working capital deficit is largely attributable to the overall decline in the radio advertising industry in 2009 and  seasonality in the radio advertising industry.

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

New Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”)(“ASC 740-10”)(“ASC 810-10”), on May 17, 2007.  This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes.  FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes.  The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes

Item 4.     Qualitative and Quantitative Disclosures About Market Risk.

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