Form 10-Q/A
period 2009-03-31
Debut Broadcasting Corporation, Inc.
filed 2010-05-20
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment Number Two)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Filing”). This Amendment adds signatures pursuant to the requirements of the Securities Exchange Act of 1934.

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

May 20, 2010	Debut Broadcasting Corporation

	By:	/s/ Sariah Hopkins
Chief Financial Officer