Form 10-Q/A
period 2010-03-31
Debut Broadcasting Corporation, Inc.
filed 2010-05-20
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 2)

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

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the first amendment of form 10Q/A for the period ending March 31, 2010 remains unchanged.

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