Form 10-Q
period 2010-06-30
Debut Broadcasting Corporation, Inc.
filed 2010-08-16
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
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

As of June 30, 2010, there were 33,241,886 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Consolidated Statements of Operations (unaudited) for the six months ended June 30 2010 and 2009;

F-3	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2010	December 31 2009[1]
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,845	$62,471
Accounts receivable, net	1,211,419	835,302
Prepaid expenses	23,778	23,777
Unexercised stock warrants	1,004,658	1,004,658
Total current assets	2,300,700	1,926,208

Property and equipment, net	629,645	636,130
Deposits	3,528	8,628
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,972,309	1,977,408

Total assets	$4,902,653	$4,539,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$867,875	$932,121
Accrued expenses and taxes	721,076	148,533
Notes payable to shareholders	375,000	750,000
Lines of credit	757,856	716,407
Current portion of long-term debt	620,567	586,167
Unrecognized stock warrant loss	1,035,523	1,035,523
Total current liabilities	4,377,897	4,168,751

Long term liabilities
Leases payable	—	2,445
Long-term debt	790,044	820,767
Total long term liabilities	790,044	823,212

Total liabilities	5,167,941	4,991,963

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	99,726	64,601
Additional paid in capital	3,472,496	3,137,621
Accumulated deficit	(3,837,510)	(3,653,939)
Total stockholders' deficit	(265,288)	(451,717)
Total liabilities and stockholders' deficit	$4,902,653	$4,539,746

1 Derived from the Company’s audited financial statements from the year ended December 31, 2009

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended 30-Jun		Six Months Ended 30-Jun
	2010	2009	2010	2009
Net Revenue	$533,490	584,068	939,803	1,058,395

Operating expenses
Advertising	700	2,931	14,740	9,671
Operating expense	360,779	588,029	993,118	1,184,944
Depreciation expense	26,252	46,835	41,283	87,274

Total operating expenses	387,731	637,795	1,049,141	1,281,889

Operating income (loss)	145,748	(53,727)	(111,937)	(223,494)

Other income and expense
Interest expense	60,101	76,119	92,620	152,911
Income Tax	1300	960	1300	960
Interest income	(686)	(2,949)	(4,186)	(4,700)

Total other income and expenses	60,715	74,130	89,734	149,171

Net income (loss)	$85,033	(127,857)	(199,071)	(372,665)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Activities:
Net Income (Loss)	85,043	(127,857)	(199,071)	(372,665)

Adjustments to reconcile net loss to net cash provided by/used in operating activities:
Depreciation and amortization	26,252	55,584	41,283	104,774
Changes in operating assets and liabilities, net effects of acquisitions

(Increase) decrease in accounts receivable	(324,389)	(59,497)	(381,505)	149,133
(Increase) decrease in other current assets	42,649	11,929	10,487	2,548
Increase (decrease) in accounts payable	(221,671)	150,387	(64,247)	331,743
Increase (decrease) in accrued expenses and taxes	500,284	14,821	583,243	(175,724)

Net cash provided by (used in) operating activities	108,167	45,367	(9,509)	39,810

Investing Activities:
Purchases of property and equipment	(23,931)	22,013	(34,798)	11,201
Net cash used in investing activities	(23,931)	22,013	(34,798)	11,201

Financing Activities:
Proceeds from issuance of stock warrants	-	-	-	-
Proceeds from bank credit facility	(12,553)	(47,659)	109,887	(48,061)
Proceeds from stockholder notes	-	-	-	-
Repayment of long-term debt	(35,970)	(16,264)	(442,205)	(45,709)
Proceeds from issuance of common stock	-	-	375,000	-

Net cash provided by financing activities	(48,523)	(63,923)	42,682	(93,770)

Net (decrease) increase in cash and cash equivalents	35,713	3,457	(1,626)	(42,759)

Cash and cash equivalents at beginning of period	25,132	12,927	62,471	59,143

Cash and cash equivalents at end of period	60,685	16,385	60,685	16,385

The accompanying notes are an integral part of these financial statements

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Consulting projects are generally negotiated at a fixed price per project; however, if the Company utilizes its advertising capacity as part of the consulting project, it will charge the consulting client in the same manner as the affiliated stations described more fully above.  Consulting fee income is recognized as time is incurred under the terms of the contract

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - Basis of Presentation and Interim Results (continued)

The Company recognizes its advertising and programming revenues for its owned and operated radio broadcast stations when the advertising airs.  Generally, the Company is paid by the local advertiser for advertising coordinated  and contracted through a local employee sales representative or sales manager.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $700 and $2,931 are included in the financial statements for the three months ended June 30, 2010 and June 30, 2009, respectively. Total advertising costs of $14,740 and $9,671 are including in the financial statements for the six months ended June 30, 2010 and June 30, 2009, respectively.

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
June 30, 2010

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
June 30, 2010

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”)(“ASC 740-10”)(“ASC 810-10”), on May 17, 2007. As required by the provisions for the topic of Accounting for Uncertainty in Income Taxes of FASB ASC, our  interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the six months ended June 30, 2009, and the six months ended June 30, 2010.

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
June 30, 2010

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 4 - Loss Per Share (continued)

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

On December 3, 2008, The Company issued  a stock certificate to an officer for 42,000 shares of our common stock at $0.07 per share.  We issued the shares of common stock to the officer as a compensatory bonus for services rendered in the role of Chief Financial Officer.  The underlying shares are restricted and carry piggy-back registration rights.

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

On January 7, 2010, we issued stock certificates to various members of Remington Partners for 3,750,000 shares of common stock of the company at $0.10 per share as conversion of $375,000 of long term debt of the company.

On March, 31, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On March 31, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

The Company issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	June 30, 2010	December 31, 2009
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	153,817	138,705
Towers and studio equipment	5 - 30 years	412,176	412,176
Furniture, fixtures and equipment	3 – 7 years	305,249	285,563
Automotive	3 - 5 years	153,553	153,383

Accumulated depreciation		(444,650)	(403,296)
Property and equipment, net		$629,645	$636,130

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Of the $629,645  in Net Property and Equipment as of June 30, 2010, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.

Note 6 - Lines of Credit

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at June 30, 2009. The balance was paid off in full on December 18, 2009.  The balance of the line of credit at June 30, 2010 and 2009 was $0 and $75,000, respectively.

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

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The balance was paid off in full on December 18, 2009. The principal balance of the note at June 30, 2010 and 2009 was $0 and $199,297, respectively.

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and was converted to a term loan.

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The balance of the loan at June 30, 2010 and  2009 was $0 and $496,142,  respectively.

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The balance of the loan at June 30, 2010 and 2009 was $285,152 and $0 respectively

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On January 7, 2010 the company converted $375,000 of the outstanding balance of the Remington Capital Partners loan to shares of common stock of the company.  The remaining $375,000 balance is to be paid interest only at a rate of 12% per year through 2010, at which time it will automatically convert to a term loan.

Total interest expense associated with the stockholder loans for the three months ended June 30, 2010 and 2009 was $11,250 and $34,397 respectively.  Accrued interest due to stockholders was $0 and $0 as of June 30, 2010 and 2009, respectively.

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

The balance was settled on December 18, 2009.   Total interest expense on the Regions Bank loan for the three months ended June 30, 2010 and 2009 was $0 and $1,000, respectively.  Total interest expense for the six months ended June 30, 2010 and 2009 was $0 and $2,153, respectively. The balance of the loan at June 30, 2009 was $141,120, of which $41,365 was classified as current portion of long-term debt.  The balance of the loan at June 30, 2010 was $0.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  The company negotiated a settlement of $24,322 to be paid to Citadel Communications in one lump sum, which was accepted on September 21, 2009 by Citadel Communications. Total interest expense on the Citadel Communications loan for each of the three months ended June 30, 2010 and 2009 was $0 and $10,428, respectively.  The balance of the loan at June 30, 2010 and 2009 was $0 and $347,491, respectively.

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at March 31, 2010. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  Total interest expense on the SunTrust Bank loan for the three months ended June 30, 2010 and 2009 was $7,279 and $7,349 respectively.  Total interest expense on the SunTrust Bank loan for the six months ended June 30, 2010 and 2009 was $14,603 and $14,668 respectively.  The balance of the loan at June 30, 2010 and 2009 was $472,705 and $496,142, respectively.

Riverfalls Financial Services LLC

On September 21, 2009, the Company signed an unsecured convertible promissory note with Riverfalls Financial for $1,500,000.  The loan matures on July 31, 2010 and requires interest to be paid on maturity at a rate of 12%.  The balance of the loan at June 30, 2010 and 2009 was $600,000 and $0.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010

On May 30, 2008, the Company signed a retail installment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530.  The purchased vehicle is used in conjunction with the radio broadcast operations.

Total interest expense on the vehicle loans for the quarter ended June 30, 2010 and 2009 was $1,313 and $1,831, respectively.  Total interest expense on the vehicle loans for the six months ended June 30, 2009 and 2008 was $2,567 and $4,707, respectively. The principal balance of the vehicle loans as of June 30, 2010 and 2009 was $51,978 and $78,264, respectively.  At June 30, 2010, $17,638 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended June 30, 2010 and 2009 was $68 and $107, respectively. Total interest expense on studio equipment for the six months ended June 30, 2010 and 2009 was $161 and $169, respectively.  The principal balance of the capital lease as of June 30, 2010 and 2009 was $3,185 and $3,281, respectively.  At June 30, 2010, $3,185 was classified as the current portion of the lease.

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

On January 7, 2010, $375,000 of long term debt of the company was converted into 3,750,000 shares of Company common stock.

Note 10 - Business Combinations

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

Overview

A Veronis Suhler Stephenson (VSS) report issued in August of 2010 indicated that radio advertising has increased on average by 3.5% in 2010 over 2009.  VSS indicated that radio growth will be steady, but sluggish between 2010 and 2014 with a total estimated growth rate of only 6.1% in the four year period.  This projection is a downgrade from prior projections which estimated that radio sales would return to the 2008 level in 2010.  If the VSS report is accurate, year over year revenue may not recover completely and show growth until after 2015. We have been affected by the prior year declines with a decrease in sales from advertisers in key groups of casino and automotive.  Management believes that the small markets will recover with more speed than the broader national markets, but that has not left the small markets immune to recession.  Non-broadcast radio revenue (“non-spot revenue”) remained steady during the second quarter of 2010, and realized growth.  We realized growth of almost 25% in national syndication sales, far outpacing the market. Our small market focus allows us to capitalize on the growth in local markets and non-spot revenue as we participate as active members in the communities in which we operate. For the six months ended June 30, 2010, combined net revenue from radio, multi-media, media purchasing and syndication decreased 8.7% compared to the same period in 2009, which is fully attributable to the LMA agreement between Debut Broadcasting and Delta Radio, LLC whereby revenue and corresponding operational expenses from the radio broadcast stations WBAQ, WIQQ, and WNIX are no longer reported by Debut Broadcasting.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the Three Months Ended June 30, 2010 and 2009

We generated $533,490  in net revenue for the quarter ended June 30, 2010, a decrease of $50,578 or 8.7%, compared to $584,068 for the quarter ended June 30, 2009.  On April 1, 2010 Debut Broadcasting entered into an LMA agreement with Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  100% of the decrease in revenue corresponds to this LMA agreement, as revenue from the Greenville market is no longer reflected in the Debut Broadcasting Financials.

Advertising expense was $700 for the quarter ended June 30, 2010, a decrease of $2,231 or 76.1%, compared to $2,931 for the quarter ended June 30, 2009.  This decrease is attributable the expiration of contracts that we entered into with Agoracom for investor relations services.

Operating expense was $360,779 for the quarter ended June 30, 2010, a decrease of $227,250 or 38.6%, compared to $588,029 for the quarter ended June 30, 2009. Of the total decrease in operating expenses, approximately $36,000 related to company wide staffing implemented in the first quarter of 2010. Additional reasons for the decrease in operating expenses relate the LMA agreement between Debut Broadcasting Corporation and Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  Delta Radio LLC is responsible for all operating expenses of the stations.

Depreciation and amortization expense was $26,252 for the quarter ended June 30, 2010, a decrease of $20,583, or 43.9%, compared to $46,835 for the quarter ended June 30, 2009. The primary reason for the increase relates to recalculation of amortization in conjunction with auditor review at the end of 2009.

Interest expense was $60,101 for the quarter ended June 30, 2010, a decrease of $16,018 or 21% compared to $76,119 for the quarter ended June 30, 2009.  The primary source of the interest expenditures were interest payments associated with the two term loans from Remington Partners, Inc, and the Regions Bank loans.

As a result of the foregoing revenue and expenses, our overall net income for the three-month period ending June 30, 2010 was $85,033 and the net loss for the three month period ending June 30, 2009 was $127,857.

For the Six Months Ended June 30, 2010 and 2009

We generated $939,803 in net revenue for the six months ended June 30, 2010, a decrease of $118,586, or 11.2%, compared to $1,058,395 for the six months ended June 30, 2009.  On April 1, 2010 Debut Broadcasting entered into an LMA agreement with Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  100% of the decrease in revenue corresponds to this LMA agreement, as revenue from the Greenville market is no longer reflected in the Debut Broadcasting Financials.

Advertising expense was $14,740 for the six months ended June 30, 2010 an increase of $5,069 or 52.4% compared to $9,671 for the six months ended June 30, 2009.  This increase is attributable to a contract that we entered into during 2009 with Agoracom for investor relations services.

Operating expense was $993,118 for the six months ended June 30, 2010, a decrease of $191,826 or 16.2%, compared to $1,184,944 for the six months ended June 30, 2009. Of the total decrease in operating expenses, approximately $36,000 related to company wide staffing implemented in the first quarter of 2010. Additional reasons for the decrease in operating expenses relate the LMA agreement between Debut Broadcasting Corporation and Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  Delta Radio LLC is responsible for all operating expenses of the stations.

Depreciation and amortization expense was $41,283 for the six months ended June 30, 2010, a decrease of $45,991 or 52.7% compared to $87,274 for the six months ended June 30, 2009. The primary reason for the increase relates to recalculation of amortization in conjunction with auditor review at the end of 2009.

Interest expense was $92,620  for the six months ended June 30, 2010, a decrease of $60,291 or 39.4% compared to $152,911 for the six months ended June 30, 2009.  The primary source of the increase was interest payments associated with the two term loans from Remington Partners, Inc.  An additional increase in interest expense was attributable to the vehicles which have been financed for the radio station operations.

As a result of the foregoing revenue and expenses, our overall net loss for the six-month period ending June 30, 2010 and June 30, 2009 was $199,071 and $372,665, respectively.

Financial Condition

                Accounts receivable, net of allowance for doubtful accounts was $1,211,419 at June 30, 2010, an increase of $376,117 or 45% compared to $835,302 at December 31, 2009.  The increase in sales revenue from the syndication business is largely attributable to the increase in the accounts receivable balance.

                Unexercised Stock warrants were $1,004,658 at June 30, 2010 and at December 31, 2009, respectively.  In accordance with FAS 133, we record an associated asset and liability for the issuance of warrants, which is adjusted quarterly using the Black-Scholes method of derivative valuation.

                In the second quarter of 2009, we disposed of a Dodge Magnum and a Nissan Xterra through sales to third parties for $12,000 and $13,300 respectively. As a result of these disposals and accumulated depreciation on our existing assets, our property and equipment, net of depreciation, fell to $629,645 compared to $636,130 at December 31, 2009.

                Accounts payable at June 30, 2010 was $867,875, a decrease of $64,246 or 6.9% compared to $932,121 at December 31, 2009.  This decrease in accounts payable is attributable to adjustment of accounts payables and accruals pending analysis of payables attributable to vendors who are in bankruptcy.

                Accrued expenses and taxes at June 30, 2010 were $721,076, an increase of $572,543 from December 31, 2009.  This increase is attributable an increase in syndication revenue, as well as to adjustment of accounts payables and accruals pending analysis of payables attributable to vendors who are in bankruptcy.

                In January and February of 2009, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. In the first quarter of 2010 the loans were modified.  $375,000 was converted to common stock of the company.  As a result, our notes payable to stockholders were $375,000 at June 30, 2010 and $750,000 at December 31, 2009, respectively.

Liquidity and Capital Resources

As of June 30, 2010, our current assets in the amount of $2,300,700, consisted of $60,845 in cash and cash equivalents, $1,211,419 in accounts receivable, $23,778 in prepaid expenses and $1,004,658 in unexercised stock warrants. As of June 30, 2010, our current liabilities in the amount of $4,377,897, consisted of $867,875 in accounts payable, $721,076  in accrued expenses and taxes, $375,000 in notes payable to stockholders, $757,856 in lines of credit and $620,567 in current portion of long term debt, and $1,035,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $2,077,197.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions. We are in ongoing negotiations for LMA’s and acquisitions of radio broadcast stations that we anticipate will grow our revenue and lower our working capital deficite.  We anticipate releasing details of these purchase and LMA agreements through form 8K’s in the third quarter of 2010.

Recent Events

Pending Acquisitions

During the second quarter of 2010, we signed letters of intent to purchase additional radio stations in three separate markets in the Southeast United States, Eastern United States, and Midwest.

We anticipate signing LMA agreements to begin operating these stations in the third and fourth quarters of 2010, and will sign asset purchase agreements, and filing for FCC license transfers within two years for the additional stations.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  We will be unable to remediate these material weaknesses until we achieve a growth level sufficient to support financial and accounting staff to adequately segregate duties.  We do not anticipate remediating this weakness in 2010.

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

On December 31, 2009, we issued a stock certificate to an officer for 500,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights. On January 7, 2010, we issued stock certificates to various members of Remington Partners for 3,750,000 shares of common stock of the company at $0.10 per share as conversion of $375,000 of long term debt of the company.

On March, 31, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On March 31, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

We issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

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

DEBUT BROADCASTING CORPORATION, INC.

August 13, 2010	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer