Form 10-Q
period 2010-09-30
Debut Broadcasting Corporation, Inc.
filed 2010-11-16
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50762

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Cherry Avenue, Suite B Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☑

As of November 13, 2010, there were 27,179,407 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)

F-2	Condensed Consolidated Statements of Operations and Accumulated Deficit for the three months and nine months ended September 30, 2010 and 2009 (unaudited)

F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$37,863	$62,471
Accounts receivable, net	987,789	835,302
Stock warrant receivable	-	-
Prepaid expenses	23,860	23,777
Unexercized stock warrants	1,004,658	1,004,658
Total current assets	2,054,170	1,926,208

Property and equipment, net	619,987	636,130
Deposits	3,529	8,628
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Total other assets	1,972,309	1,977,408

Total assets	$4,646,466	$4,539,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$939,294	$932,121
Accrued expenses and taxes	436,811	148,533
Notes payable to shareholders	375,000	750,000
Lines of credit	268,460	716,407
Current portion of long-term debt	347,510	586,167
Unrecognized stock warrant loss	1,035,523	1,035,523
Total current liabilities	3,402,598	4,168,751

Long term liabilities
Leases payable	-	2,445
Long-term debt	1,413,683	820,767
Total long term liabilities	1,413,683	823,212

Total liabilities	4,816,281	4,991,963

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	81,538	64,101
Additional paid in capital	3,485,621	3,137,621
Accumulated deficit	(3,736,975)	(3,653,939)
Total stockholders' deficit	(169,816)	(452,217)
Total liabilities and stockholders' deficit	$4,646,466	$4,539,746

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

Net Revenue	$566,743	$525,802	$1,506,546	$1,584,197

Operating Expenses
Advertising	2,681	3,052	17,420	12,722
Operating Expense	386,793	601,581	1,382,201	1,786,526
Depreciation Expense	30,123	46,835	71,406	134,109
(Gain) on Settlement of Debt	-	(340,539)	(1,200)	(340,539)
Merger and Acquisition Related Expenses	-	-	-	-

Total Operating Expenses	419,596	310,929	1,469,828	1,592,818

Operating Income (Loss)	147,146	214,873	36,718	(8,621)

Other Income and Expense
Interest Income	(1,472)	(5,136)	(5,659)	(9,837)
Interest Expense	48,292	53,499	139,612	206,410
Income Tax	-	-	1,300	960
Total Other (Income) and Expense	46,820	48,363	135,253	197,533

Net Income (Loss)	$100,326	$166,510	$(98,535)	$(206,154)

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating Activities:
Net Loss	$(98,535)	$(206,154)

Adjustments to reconcile net loss to net cash
provided by/used in operating activities:
Depreciation and amortization	71,406	157,443
Changes in operating assets and liabilities, net effects
of acquisitions

(Increase) decrease in accounts receivable	(152,488)	39,400
(Increase) decrease in other current assets	5,018	1,000
Increase (decrease) in accounts payable	7,173	231,180
Increase (decrease) in accrued expenses and taxes	299,278	(165,117)

Net cash provided by (used in) operating activities	131,852	57,572

Investing Activities:
Purchases of property and equipment	(55,264)	(9,872)
Net cash used in investing activities	(55,264)	(9,872)

Financing Activities:
Proceeds from issuance of stock warrants	-	-
Proceeds from bank credit facility	4,780	350,000
Proceeds from stockholder notes	-	-
Repayment of long-term debt	(475,913)	(421,981)
Proceeds from issuance of common stock	369,937	-
	.
Net cash provided by financing activities	(101,196)	(71,981)

Net (decrease) increase in cash and cash equivalents	(24,607)	(24,101)

Cash and cash equivalents at beginning of period	62,471	59,143

Cash and cash equivalents at end of period	$37,863	$35,042

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1011 Cherry Avenue, Suite B, Nashville, TN 37203.  The Company relocated to the current office location on March 31, 2010.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns and operates seven  radio stations in Mississippi.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 2 - Basis of Presentation and Interim Results (continued)

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $2,681 and $3,052 are included in the financial statements for the three months ended September 30, 2010 and September 30, 2009, respectively. Total advertising costs of $17,420 and $12,722 are including in the financial statements for the nine months ended  September 30, 2010 and September 30, 2009, respectively.

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
September 30, 2010

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of September 30, 2010

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
September 30, 2010

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies Debut Broadcasting will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of Debut Broadcasting as a going concern is dependent upon the continued financial support from its shareholders, the ability of Debut Broadcasting to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2010, Debut Broadcasting has accumulated losses since inception. These factors raise substantial doubt regarding Debut Broadcasting’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Debut Broadcasting be unable to continue as a going concern.

Note 4 - Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”)(“ASC 740-10”)(“ASC 810-10”), on May 17, 2007. As required by the provisions for the topic of Accounting for Uncertainty in Income Taxes of FASB ASC, our  interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  We do not believe that the timing of the adoption of FIN 46 has created any material differences in comparability between the nine months ended September 30, 2009, and the nine months ended September 30, 2010.

Note 5 - Loss Per Share

We present basic loss per share on the face of the condensed consolidated balance sheets.  As provided by FASB ASC Topic 260, “Earnings Per Share,” (Formerly SFAS No. 128, “Earnings Per Share”) basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

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
September 30, 2010

Note 5 - Loss Per Share (continued)

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 5 - Loss Per Share (continued)

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

On September 21, 2009, the Company issued to Riverfalls Financial Partners, LLC, an option to purchase 30,000,000 shares of Company common stock at an exercise price of $0.05 per share, with an expiration date of July 31, 2011.  This option was excluded from valuation as the volatility associated with the stock price and the percentage of ownership this option represents prevented an accurate valuation.  Should Riverfalls Financial Partners, LLC execute this option their ownership would represent a 60% controlling interest in the company for an investment of $1,500,000

The Company revalues all warrants quarterly utilizing the Black-Scholes method.

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
September 30, 2010

Note 5 - Loss Per Share (continued)

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

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

On June 30, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On June 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

On September  30, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On September 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

On September 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The Company issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

Note 6 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	September 30, 2010	December 31, 2009
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	153,817	138,780
Towers and studio equipment	5 – 30 years	415,076	412,176
Furniture, fixtures and equipment	3 – 7 years	322,815	282,563
Automotive	3 – 5 years	153,583	153,583

Accumulated depreciation		(474,804)	(403,397)
Property and equipment, net		$619,987	$636,130

Of the $619,987  in Net Property and Equipment as of September 30, 2010, $35,000 was added through the acquisition of the radio broadcast station WBBV FM during the third quarter of 2008 including equipment purchases to support the acquired stations.  In April of 2009, the Company disposed of a 2007 Chevrolet HHR and a 2007 Nissan XTerra through sales to third parties for $12,000 and $13,300 respectively.

Note 7 - Lines of Credit

In May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.  The note requires monthly interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at June 30, 2009. The balance was paid off in full on December 18, 2009.  The balance of the line of credit at September 30, 2010 and 2009 was $0 and $75,000, respectively.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 7 - Lines of Credit (continued)

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased after the signing of the related agreement. The balance was paid off in full on December 18, 2009. The principal balance of the note at September 30, 2010 and 2009 was $0 and $199,297, respectively.

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and was converted to a term loan.

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The balance of the loan at September  30, 2010 and  2009 was $0 and $0,  respectively.

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The balance of the loan at September 30, 2010 and 2009 was $180,845 and $0 respectively

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

Note 8 - Notes Payable to Stockholders

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

Total interest expense associated with the stockholder loans for the three months ended September  30, 2010 and 2009 was $12,145 and $11,250  respectively.  Accrued interest due to stockholders was $0 and $0 as of June 30, 2010 and 2009, respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 9 - Loans Payable

Regions Bank Loan

On August 15, 2006, the Company signed a promissory note with Regions Bank for $300,000 with an initial interest rate of 7.58% and a current rate of 2.58313% as of March 31, 2009. The loan was secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan was scheduled to have  matured on  August 30, 2011 and was payable in monthly installments of $6,058, including variable interest at 2.25% points per annum over the London Interbank Offered Rate for the applicable index period.

The balance was settled on December 18, 2009.   Total interest expense on the Regions Bank loan for the three months ended September 30, 2010 and 2009 was $0 and $862, respectively.  Total interest expense for the nine months ended September 30, 2010 and 2009 was $0 and $2,363, respectively. The balance of the loan at September 30, 2009 was $146,749, of which $35,565 was classified as current portion of long-term debt.   The balance of the loan at September 30, 2010 was $0.

Citadel Communications Loan

On August 28, 2002, the Company signed an unsecured promissory note with Citadel Communications for $430,415.  The loan has no maturity date and accrues interest at a rate of 12%.  The note was amended in April, 2003 requiring interest only payments indefinitely.  The company negotiated a settlement of $24,322 to be paid to Citadel Communications in one lump sum, which was accepted on September 21, 2009 by Citadel Communications. Total interest expense on the Citadel Communications loan for each of the three months ended September 30, 2010 and 2009 was $0 and $10,428, respectively.  The balance of the loan at September 30, 2010 and 2009 was $0 and  $0, respectively.

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at March 31, 2010. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  Total interest expense on the SunTrust Bank loan for the three months ended September 30, 2010 and 2009 was $7,232 and $7,279 respectively.  Total interest expense on the SunTrust Bank loan for the nine months ended September 30, 2010 and 2009 was $21,835 and $14,603 respectively.  The balance of the loan at Setpember 30, 2010 and 2009 was $463,416 and $472,705, respectively.

Riverfalls Financial Services LLC

On September 21, 2009, the Company signed an unsecured convertible promissory note with Riverfalls Financial for $1,500,000.  The loan matured on July 31, 2010.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 9 - Loans Payable (continued)

On September 15, 2010 the Note was modified.  River Falls Financial Services issued a Promissory note to Diversified Support Systems, Inc., an Ohio Corporation for the benefit of River Falls Financial Services for the 50% of the balance of the matured River Falls Financial Services note, with an interest rate of 3% per annum.  In conjunction with this Promissory note, River Falls Financial Services, Debut Broadcasting Corporation and Diversified Support Systems negotiated a participation agreement whereby the parties agree to share in the loan to Debut Broadcasting Corporation with a 50% participation percentage.

The balance of the loan at September 30, 2010 and 2009 was $639,000 and $600,000.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

Bank of America Loan

On May 3, 2002 and amended on April 26, 2004, the Company entered into an unsecured promissory note establishing a revolving line of credit with the Bank of America for $75,000.   On September 21, 2009, the note was converted to a new five year term loan, which would have matured on September 30, 2014. The note required monthly principle and interest payments and the interest rate is based on the bank’s prime rate, which was 7.5% at September 30, 2009.  The balance was paid off on December 18, 2009.  The note was secured by personal guarantee of certain officers of the Company.

The balance of the loan at September 30, 2009 was $75,000 of which $0.00 was classified as current portion of long-term debt.

Vehicle Loans

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

Total interest expense on the vehicle loans for the quarter ended September 30, 2010 and 2009 was $1,087 and $1,571 , respectively.  Total interest expense on the vehicle loans for the nine months ended September 30, 2010 and 2009 was $3,740 and $6,278, respectively. The principal balance of the vehicle loans as of September 30, 2010 and 2009 was $44,458 and $70,068, respectively.  At September 30, 2010, $10,118 was classified as the current portion of the loans.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 9 - Loans Payable (continued)

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464, with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended September 30, 2010 and 2009 was $172 and $188, respectively. Total interest expense on studio equipment for the nine months ended September 30, 2010 and 2008 was $590 and $357, respectively.  The principal balance of the capital lease as of September 30, 2010 and 2009 was $1,392 and $2,445, respectively.  At September 30, 2010, $1,392 was classified as the current portion of the lease.

Note 10 - Stockholders’ Equity

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

Note 11 - Business Combinations

WBBV FM

On August 27, 2008, the Company acquired a radio broadcast stations from Holladay Broadcasting of Louisiana, LLC identified as WBBV FM 101.3 MHz in Vicksburg, Mississippi, including all of the facilities, equipment, licenses and intellectual property necessary to operate this station, in exchange for $180,022.
The purchase price was allocated as follows:

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 11 - Business Combinations (continued)

Description	Amount

Accounts receivable	$57,522
Land	0.00
Buildings and structures	25,000
Equipment	10,000
FCC licenses	472,500
Non-compete agreement	35,000
Goodwill	380,000
Liabilities assumed	(800,000)
Total	$180,022

Holladay Broadcasting Company

WBBV FM (continued

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

Note 12 – Subsequent Events

On September 21, 2010 the company and Dial Global, a national advertising representation firm, and the largest account of the company, determined to end their contract on December 26, 2010.  On October 13, 2010, the company signed a three year agreement with United Stations, a national advertising representation firm located in Chicago, Illinois, replacing the former contract with Dial Global.

On October 1, 2010, the company and the auditing firm Maddox Unger Silbertein, PLLC mutually determined to end their relationship.  This decision was not the result of any disagreement with management.

On October 1, 2010 the company entered into an agreement for audit representation by Patrick Rodgers, CPA, a PCAOB accredited auditing firm.  The company anticipates the change in auditor will result in an annual savings of approximately $15,000.

On October 29, 2010 Marcus Rowe, Vice President of  Network Operations departed  the company.  The company believes that Rowe is engaging in tortious libel, and competition with the company using trade secrets and converted intellectual property.  The company is seeking legal remedy to the fullest extent of the law.

On November 5, 2010, Chuck Hillier joined the company to fill the role of Vice President of Network Operations.  Hillier is a significant employee.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Note 12 – Subsequent Events (continued)

On November 5, 2010, the company executed an Asset Purchase Agreement to acquire the assets of radio broadcast station KLSM FM in Tallulah, LA.  The company has been operating the radio broadcast station KLSM FM under an LMA agreement since 2008.  The company will continue to operate the station under the existing LMA agreement while filing is made with the FCC to transfer the license of the station.

On November 10, 2010, the company executed an Asset Purchase Agreement to acquire the assets of radio broadcast station WNBV in Grundy, Virginia  The company will begin operating the station under an LMA agreement on December 1, 2010 while waiting for approval of the license transfer with the FCC.

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

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

We generated $566,743  in net revenue for the quarter ended September 30, 2010, an increase of  $40,941, or 7.2%  compared to $525,802 for the quarter ended September 30, 2009.  National sales have continued to recover from the economic collapse of 2009, largely accounting for the increase in revenue.

Advertising expense was $2,681 for the quarter ended September 30, 2010, a decrease of $371 or 12.16%, compared to $3,052 for the quarter ended September 30, 2009.  The company has not utilized any public relations firms or investor relations firms, which has resulted in an overall decrease in advertising expense.

Operating expenses were $386,793 for the quarter ended September 30, 2010; a decrease of $214,788 or 35.7%, compared to $601,581 for the quarter ended September 30, 2009.   Approximately$90,000 of this decrease is attributable to staffing and salary and other expense reductions in Debut Mississippi related to an LMA agreement that shifted the operating costs of three Greenville, MS stations to the lessee.  Operational restructuring and cost elimination in areas such as telecommunications and other general and administrative expenses additionally contributed to the decrease in operating expense.

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

Depreciation and amortization expense was $30,123 for the quarter ended September 30, 2010; a decrease of $16,712 or 35.6%, compared to $46,835 for the quarter ended September 30, 2009. The primary reason for the decrease relates to the total depreciation of several assets as well as delayed growth in asset acquisitions.

Interest expense was $48,292 for the quarter ended September 30, 2010; a slight decrease of $5,207 or 9.73% compared to $53,499 for the quarter ended September 30, 2009.  The decrease is due to the steady pay down of all debts.

As a result of the foregoing revenue and expenses, our overall net income or (loss) for the three-month period ending September 30, 2010 and September 30, 2009 was $100,326 and $166,510, respectively.

For the Nine Months Ended September 30, 2010 and 2009

We generated $1,506,546 in net revenue for the nine months ended September 30, 2010, a decrease of $77,651, or 4.9%, compared to $1,584,197 for the nine months ended September 30, 2009.  In March of 2010, the company entered into an LMA agreement for three owned radio stations in Greenville, Mississippi.  The company does not record revenue or attributable expenses from these stations.  This agreement accounts for the full decline in revenue.

Advertising expense was $17,420 for the nine months ended September 30, 2010 an increase of $4,698 or 36.93% compared to $12,722 for the nine months ended September 30, 2009.  This increase is due to staffing restructuring, and advertisements placed in 2010 to recruit high quality personnel to the company.

Operating expense was $1,382,201, a decrease of $404,325 or 29.3%, compared to $1,786,526 for the nine months ended September 30, 2009. Of the total decrease in operating expenses, approximately $270,000 is related to salary and expense reductions largely as a result of the leasing arrangement for three of our radio stations in Greenville, MS, executed at the beginning of the second quarter of 2010. Additional reasons for the decrease in operating expenses relate to a decrease in travel and entertainment expenditures of approximately $19,500.  The balance of the reduction in operating expenses is attributable to general restructuring and elimination of general and administrative expenses.

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

Depreciation and amortization expense was $71,406 for the nine months ended September 30, 2010; a decrease of $62,703 or 46.7% compared to $134,109 for the nine months ended September 30, 2009.  The primary reason for the decrease relates to the total depreciation of several assets as well as delayed growth in asset acquisitions.

Interest expense was $139,612 for the nine months ended September 30, 2010; a decrease of $66,798, or 32.4% compared to $206,410 for the nine months ended September 30, 2009.  The reason for the decrease is the continued payment of current debt and the gradual amortization of the interest costs associated with the debt.

As a result of the foregoing revenue and expenses, our overall net loss for the nine month period ending September 30, 2010 and September 30, 2009 was $98,536 and $206,154, respectively.

Financial Condition

Accounts receivable, net of allowance for doubtful accounts was $987,789 at September 30, 2010, a increase of $152,487 or 15.5% compared to $835,302 at December 31, 2008.  Seasonality, and the increase in sales revenue from the syndication business is largely attributable to the increase in the accounts receivable balance.

Unexercised Stock warrants was $1,052,523 at September 30, 2010, and December 31, 2009In accordance with FAS 133, we record an associated asset and liability for the issuance of warrants, which is adjusted quarterly using the Black-Scholes method of  derivative valuation.

Accounts payable at September 30, 2010 was $939,294, an increase of $7,173 or .8% compared to $932,121 at December 31, 2009.  We decreased our accounts payable balance in the third quarter as compared to the quarter ended June 30, 2009, utilizing cash flow from operations.

Accrued expenses and taxes at September 30, 2009 were $436,811, an increase of $288,278 from December 31, 2009.  This increase is attributable to accrued contracts for radio advertising that are in the process of internal audit to test compliance.

In January and February of 2008, we exercised two loans with Remington Partners, Inc. for a total of $750,000 in notes payable to stockholders. In the first quarter of 2010 the note was restructured, and $375,000 was converted to stock.   As a result, our notes payable to stockholders were $375,000 at September 30, 2010 and  $750,000 at December 31, 2009.

Liquidity and Capital Resources

As of September 30, 2010, our current assets in the amount of $2,054,170, consisted of $37,863 in cash and cash equivalents, $987,789  in accounts receivable,  $23,860 in prepaid expenses and $1,004,658 in unexercised stock warrants. As of September 30, 2010, our current liabilities in the amount of $3,402,598, consisted of $939,294 in accounts payable, $436,811  in accrued expenses and taxes, $375,000 in notes payable to stockholders, $268,460 in lines of credit and $347,510 in current portion of long term debt, and $1,035,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $1,348,428.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. In order to continue as a going concern, we will need, among other things, additional capital resources. Our plan is to aggressively grow revenue in order to meet minimal operating expenses and seeking equity and/or debt financing. However we cannot provide any assurances that that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Events

Pending Acquisitions

During the fourth quarter of 2010, we signed asset purchase agreements for two additional radio stations in two markets.  One of these stations, KLSM FM, was placed under a local marketing agreement March 16, 2008.  We filed for FCC license transfer for KLSM FM in Vicksburg, MS, and WNBV FM in Grundy Virginia during the fourth quarter of 2010.

Material Contracts

During the fourth quarter of 2010 the company and Dial Global, a national advertising representation firm, and the largest account of the company, determined to end their contract on December 26, 2010.  On October 13, 2010, the company signed a three year agreement with United Stations, a national advertising representation firm located in Chicago, Illinois, replacing the former contract with Dial Global.

Significant Employees

During the fourth quarter of 2010  Marcus Rowe, Vice President of  Network Operations departed  the company.  The company believes that Rowe is engaging in tortious libel, and competition with the company using trade secrets and converted intellectual property.  The company is seeking legal remedy to the fullest extent of the law.

On November 5, 2010, Chuck Hillier joined the company to fill the role of Vice President of Network Operations.  The company anticipates that the addition of Hillier will result in increased revenue beginning in the first quarter of 2011.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

On March 31, 2010, we issued a stock certificate to an officer for 62,500 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

On June 30, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On June 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

On September 30, 2010 we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for his personal guaranties of company debt according to the terms of his executive employment agreement dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

On September 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as consideration for her personal guaranties of company debt according to the terms of her executive employment agreement dated May 7, 2009. The underlying shares are restricted and carry piggy-back registration rights.

On September 30, 2010, we issued a stock certificate to an officer for 250,000 shares of common stock at $0.003 per share.  We issued the shares of common stock to the officer as compensation for his services as Chief Executive Officer.  The underlying shares are restricted and carry piggy-back registration rights

We issued the above-described shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us that they were accredited investors as defined in Rule 501(a) of the Securities Act and that the securities issued pursuant thereto were being acquired for investment purposes. The sales of these securities were made without general solicitation or advertising.

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

DEBUT BROADCASTING CORPORATION, INC.

November 11, 2010	/s/ Sariah Hopkins
Sariah Hopkins Chief Financial Officer