Form 10-K
period 2010-12-31
Debut Broadcasting Corporation, Inc.
filed 2011-03-31
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0001254371

DEBUT BROADCASTING CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Cherry Avenue, Suite B, Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)
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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $866,007 based on 28,866,886 shares outstanding and a last reported per share price of common stock on the Over the Counter Bulletin Board of $0.03 on that date. As of Februar y 22, 2010, the registrant had outstanding 27,179,407 shares of common stock.
Documents Incorporated by Reference:
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Certain Definitions

In this Form 10-K the terms “Company”, “Debut”, “we”, “us”, and “our” refer to Debut Broadcasting Corporation, Inc. and its consolidated subsidiaries.   Unless the context otherwise requires, these terms exclude California News Tech, our predecessor company, and Media Sentiment, Inc., a wholly-owned subsidiary of the Company into which the former assets and operations of California News Tech were transferred effective October 31, 2007

We use the term local marketing agreement (“LMA”) in various places in this report.  A typical LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party. The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming.

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

•
we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2010 Arbitron Market Report; and

•	all dollar amounts are rounded to the nearest thousand.

Company Overview

We are located in Nashville, Tennessee and conduct business from our principal executive office, located at 1011 Cherry Avenue, Suite B, Nashville, Tennessee 37203.   On April 1, 2010, we relocated to our current address.  We formerly conducted business from offices located at 1025 16th Avenue South, Suite 102, Nashville, Tennessee 37212.   We produce and distribute syndicated radio programs to radio stations across the United States and Canada. In addition, we own and operate seven radio stations in Mississippi.

We maintain radio syndication in Nashville and produce and distribute radio programs, which are broadcast over approximately 1,200 radio station affiliates. These radio programs have an estimated 45 million U.S. listeners per week. In addition to syndication services, we own and operate a multi-media studio with audio, video and on-line content production capabilities. This facility is located in our corporate offices in Nashville, Tennessee. We also provide marketing, consulting and media buying (advertising) for our radio broadcast station customers in the United States.

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

Our Focus

Our strategic focus is on creating a well-rounded portfolio of mixed media products.  We are focused on expanding our syndication portfolio, and on the acquisition of radio stations and low power television stations in small and medium-sized markets in the Midwest and Eastern United States. We believe that these markets represent attractive operating environments and generally exhibit the following:

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

We believe that the attractive operating characteristics of small rural markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets, and to the greater attention historically given to the larger markets by radio station acquirers.   Our business model allows us to capitalize on the synergies created by acquiring geographic clusters while providing centralized programming and distributing administrative overhead across the cluster.  According to FCC statistics revealed during the 2010 census, there are now approximately 11,000 active radio broadcast stations in the United States as well as 1,700 television stations and 6,000 cable networks.

To maximize the advertising revenues of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of our radio stations to advertisers in a given market. We also recruit top talent for locally originated programming content that airs on each station, as well as improve content utilizing our facilities on Music Row in Nashville, Tennessee. Within each market, our stations are diversified in terms of format and target audience enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our competitive advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against other radio, print and television media competitors.  Our technology allows us to centralize all key aspects of station operation including content, accounting, and automation leaving the local markets solely responsible for localization and sales.

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

Existing Radio Syndication Business

Our core business is the production and distribution of syndicated radio programming to radio stations in the U.S. and Canada. We have grown from a single radio program in 1999 to approximately 18 distinct programs and services currently offered to radio stations in the U.S. and Canada. Our customer base of nearly 1,200 radio stations generates an audience nearly 45 million listeners each week in the US. Our current programming focuses on country, Christian, talk, news, sports, adult contemporary and urban formats.

Revenue is generated from advertising and sponsorship sold in the syndicated radio programs, as well as revenue-sharing agreements with radio station affiliates. Key advertising relationships include Wal-Mart, Pfizer, GEICO Insurance, Johnson & Johnson, General Mills, and Proctor & Gamble.  We additionally seek out sponsorship revenue from advertisers with synergies to our programming such as Bethany House Publishers and our Christian oriented programming.

During the past decade, rapid consolidation of the radio industry resulted from government de-regulation of ownership limits. The markets for radio and television stations are regarded by economists as local oligopolies.  Companies that owned the maximum of 24 radio stations prior to 1996 are now free to own far more licenses. At the beginning of 2007, larger companies owned an average of 254 stations each and the largest, Clear Channel Communications, owned over 1,100 stations (although it is in the process of divesting stations in some smaller markets).  In 2010, larger companies owned an average of 373 stations each.  Clear Channel Communications remains the largest with approximately 900 stations.  As radio recovers from the economic downturn in 2009 mid sized media companies such as Townsquare Media are growing rapidly by purchasing station licenses out of bankruptcy proceedings. The prevalence of these transactions in 2010 indicates a renewed confidence in the viability of small market radio.

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

We intend to continue our expansion of the programming and services we offer to radio stations, including increased penetration of larger markets with long-form programming. Specifically, we will focus on creating a new-generation of long-form, 24-hour programming in the following formats:

•	Country;
•	Rock;
•	Urban;
•	Adult Contemporary;
•	24 hour weather and on call severe weather coverage; and
•	Production music and station imaging.

Relying on our management’s experience with 24-hour programming, which has been historically delivered via satellite to radio station affiliates, we now utilize a more efficient delivery method facilitated by the Internet. The result is a more “hands-off” operation on the radio station end of the service, higher-quality, much greater flexibility, more localized programming for radio station affiliates, and more reliable delivery (eliminating vulnerabilities in the traditional satellite-delivery systems).  During 2008, we converted distribution of more than 90%of our programming to digital delivery.  In 2009, we further expanded our program and service offerings to include:

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

In 2010, we entered into an agreement for our first full service consulting client.  We now provide content, sales, billing, and accounting support for the non-commercial station WNBV FM 88.1 MHz owned by New Beginnings World Outreach in Grundy, Virginia.  We anticipate additional clients in 2011.

In 2010 we additionally expanded our business plan to include the acquisition and management of low power television stations  (“LPTV”).  We anticipate our first LPTV acquisition in 2011.

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

By investing only in Properties that are under-performing, we hope to capture the gap between low purchase prices (typically two times net revenue or five times broadcast cash flow) and the public market for healthy stations (estimated at between seven to nine times broadcast cash flow). A recent article in the trade publication Inside Radio showed the largest transactions in 2008 averaged as high as 14 times broadcast cash flow. Current economics support a 3 to 4 times broadcast cash flow basis.  Management believes the benchmark of  a three times multiple is holding against industry standards, and will produce accretive growth. Management has strong confidence in its strategy to selectively acquire Properties because industry researchers like Kagan continue to report a robust flow of private capital into both large and small acquisitions within the radio industry.

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

Taking advantage of the latest technology, we program  approximately 90 percent of each radio station from a central studio location in Nashville. As a result, the local staff in each market can concentrate on serving the local audience by localizing the content, marketing the radio stations and generating revenue through ad sales and promotional events. This represents a more efficient use of resources and is more cost-efficient than standard industry  practice.

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

On March 16, 2008, we entered into a Local Marketing Agreement for a radio broadcast station identified as KLSM FM 105.5 MHz in Tallulah, Louisiana with Holladay Broadcasting Company, including all of the facilities, equipment, licenses and intellectual property necessary to operate these stations.  The Company maintains the station including all revenues and expenses.  Holladay Broadcasting Company has retained ownership of all assets and liabilities of the station as of March 16, 2008.  We have exercised an asset purchase agreement to purchase KLSM FM, and will acquire the assets of the station in the second quarter of 2011.

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

Beginning In 2008, we achieved cost reductions through centralization of redundant  management and administrative positions.  We have achieved further  cost reductions each year through the elimination of redundant positions, consolidation of facilities and the use of technology to reduce programming and technical expenses.

While we have successfully acquired six stations in our plan for creating the Mississippi Super-Regional cluster, and management anticipates having the ability to consummate additional acquisitions in the Mississippi area, there can be no assurance that any additional acquisitions will be completed or that the resulting station cluster will be profitable.

Acquisitions and Dispositions

Pending Acquisitions

During 2010, we signed letters of intent to purchase additional  radio broadcast stations.  The markets these stations fall in complement our strategic plan.  We anticipate signing asset purchase agreements, and filing for FCC license transfers for these stations during the second quarter of 2011.  We further anticipate entering into LMA agreements with additional stations during the second and third quarters of 2010.  These acquisitions will represent overall growth in radio operations of 50% in the first half of 2011.

Pending Dispositions

During 2010 we exercised a Local Marketing Agreement with Delta Radio, LLC for the operations of WIQQ, WBAQ, and WNIX in Greenville, MS.  Under the terms of the LMA, Delta Radio operates the stations and remains responsible for all liabilities of the station.  This agreement does not change the asset holdings of the company.  Delta Radio, LLC has chosen not to utilize their option to purchase the station in 2011, but will continue to operate the stations under the LMA.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1961, 1991, 2001, 2008, and 2009 when total radio advertising revenue fell by approximately 0.5%, 2.8%, 7.5%, 2.1%, and 12% respectively, advertising revenue has risen each year since 1960, according to the RAB. The RAB reports that after two years of declining revenues, the industry is showed signs of stabilization and rebound in 2010.

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

Advertising Revenue

Our  revenue is generated from the sale of national advertising for broadcast within our syndicated programming and on our affiliate networks.  We also generate revenue through local, regional, and national advertising on our radio stations.   During 2010 and 2009, approximately 82% and 69% of our net revenue was generated from the sale of national advertising.  Additional broadcasting revenue is generated from the sale of local, regional and national advertising for broadcast on our stations. The major categories of our advertisers include:

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

During 2010, Dial Global, one of our customers, accounted for 60% of our consolidated net revenue.  The contract with Dial Global expired on December 26, 2010.  The company executed a new contract with United Stations Radio Group for national network sales, which took effect on December 27, 2010.  United Stations is the nation’s largest independent advertising representation firm, and we believe we will receive quality representation from them.

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

Employees

At December 31, 2010 we employed approximately 21 people, of which, 14 were employed full-time. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Our strategic plan includes employment of a regional market manager for each state in which we own or operate or will own or operate stations. A regional market manager is responsible for all employees of the market and for managing all aspects of the radio operations.  We currently employ one regional market manager for our Mississippi market.  The loss of our regional market manager could result in a short-term loss of performance in our market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole. We have implemented succession planning protocols to minimize the effect of any change in regional manager.

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

License Grant and Renewal.  Radio broadcast licenses are generally granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, although there can be no assurance that each of our licenses will be renewed for a full term without adverse conditions.  We are currently in the process of administrative planning for license renewals for all of our owned and operated radio stations.  We anticipate that we will incur fees of approximately $20,000 during license renewal.

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned stations as of March 1, 2011.

Market	Stations	City of License	Frequency	Renewal Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Watts)
G Mississippi Delta	WNLA FM	Indianola, MS	105.5	June 1, 2012	A	190	4400
	WBAQ FM	Greenville, MS	97.9	June 1, 2012	C2	502	48000
	WIQQ FM	Leland, MS	102.3	June 1, 2012	A	446	1650
	WNLA AM	Indianola, MS	1380	June 1, 2012	D	AM	500
	WNIX AM	Greenville, MS	1330	June 1, 2012	B	AM	1000
Vicksburg Area	WBBV FM	Vicksburg, MS	101.3	June 1, 2012	C3	FM	13000
	KLSM FM	Tallulah, LA	104.9	June 1, 2012	C3	FM	3000

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

At December 31, 2010, we owned studio facilities in one city within our Mississippi Delta market, and we owned transmitters, antenna sites, and other real estate in the same markets. We lease additional studio and office facilities in Greenville, Mississippi, and Vicksburg, Mississippi. In addition, we lease corporate office space and multi-media production space in Nashville, Tennessee. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennas, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that the properties which we own are generally in good condition and suitable for our operations.  In 2010 we relocated our Nashville offices to 1011 Cherry Avenue, Suite B, Nashville, TN 37203.  This relocation provided an upgrade in square footage and a reduction in rental expense.

Item 3. Legal Proceedings

As of December 31, 2010 we were involved in legal proceedings against Nectar Media, LLC.  We had secured a voluntary injunction from Nectar Media, and are proceeding with the case in the normal course of business.  We expect to advocate for the business and pursuit of damages to the fullest extent allowable by law.

As of December 31, 2010 we were involved in legal proceedings from Townsquare Media, Inc.  We have requested, and been granted a transfer of jurisdiction to Tennessee, and are defending ourselves against the claims presented.

As of December 31, 2010 we were involved in legal proceedings from Clear Channel Communication in Brownsville, TX.  We defended ourselves against this lawsuit, which was dismissed in March of 2011 without any claim or damages.

Should any additional legal matters occur, we believe that they would be handled and defended in the ordinary course of business.

Item 4.        Submission of Matters To a Vote of Security Holders

During the fourth quarter of 2010, there were no matters submitted to a vote of security holders.

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

Year	High	Low

2009
First Quarter	$0.19	$0.03
Second Quarter	$0.25	$0.04
Third Quarter	$0.25	$0.06
Fourth Quarter	$0.25	$0.04

2010
First Quarter	$0.08	$0.03
Second Quarter	$0.05	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.05	$0.02

Holders

As of December 31, 2010, there were 98 holders of record of our common stock.

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

On September 21, 2009, the Company issued to Riverfalls Financial Partners, LLC, an option to purchase 30,000,000 shares of Company common stock at an exercise price of $0.05 per share, with an expiration date of July 31, 2011.  This option was excluded from valuation as the volatility associated with the stock price and the percentage of ownership this option represents prevented an accurate valuation.  Should Riverfalls Financial Partners, LLC execute this option their ownership would represent a 60% controlling interest in the company for an investment of $1,500,000.

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

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K .

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

Overview of 2010

2010 was a year of economic recovery.  Though slow and tedious, each quarter represented an increase in advertising revenue quarter over quarter, and on a same station basis, the year as a whole increased year over year.  Our small market focus made our growth slower, as the small market business owners remained cautiously optimistic.  In our national advertising we realized growth of roughly 21% year over year from 2009.

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

Results of Operations

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollar in thousands):

	Year Ended December 31,		Percent Change
	2010	2009	2010 vs. 2009

Net Revenues	$2,273	$2,068	10%

Operating expenses excluding depreciation, amortization and merger related expenses	1,866	1,971	(6)%
Depreciation and amortization	141	177	(20)%
Corporate general and administrative expenses	117	93	26%
Impairment charge	—	—	**

Operating income (loss)	265	(171)	249%
Net interest expense	(311)	(261)	19%
Net income (loss)	(29)	(419)	104%
Net income (loss) attributable to common stockholders	$(29)	$(419)	**

**   Calculation is not meaningful.

Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents decreased 27% to $45,388 at December 31, 2010 from approximately $62,471 at December 31, 2009. This decrease was nominal, and attributable to the timing of accounts payable payments sent.

Accounts Receivable. Accounts receivable, less allowance for doubtful accounts, decreased 14% to approximately $720,608 at December 31, 2010 from approximately $835,302  at December 31, 2009. This decrease was primarily the result of the local marketing agreement in Greenville, Mississippi, whereby the receivables for the market are the assets of Delta Radio.

Prepaid Expenses. Prepaid expenses and other current assets, including security deposits, decreased 46% to approximately15,879 at December 31, 2010 from $29,274 at December 31, 2010. This decrease was primarily a result of timing differences in recognition of expense, and the change in renewal periods for company insurances.

Property and Equipment. Net property and equipment decreased 5% to approximately $607,002 at December 31, 2010 from approximately $636,130  at December 31, 2009. This decrease was primarily a result of routine depreciation.

Intangible Assets. Intangible assets, net of amortization, did not change, and was $1,509,500 at December 31, 2010 and at December 31, 2009.

As of December 31, 2010, approximately 45% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.   We expect that all licenses will continue to be renewed in the future.

Goodwill.  Goodwill was $459,280 at December 31, 2010 and 2009.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 7% to approximately $1,144,495 at December 31, 2010 from approximately $1,069,651 at December 31, 2009. This increase was primarily a result of slow collections affecting the length of the payables cycle.

Short-term Debt. Short-term debt decreased to approximately ($2,995) at December 31, 2010 from approximately $1,302,574 at December 31, 2009. This decrease was primarily a result of a complete restructuring of the debt structure of the company and an elimination of short term lines of credit.

Long-term Debt. Long-term debt increased 287% to approximately $2,264,073 at December 31, 2010 from approximately $786,427 at December 31, 2009. This increase was the result of restructuring of company debt, including long term instruments from Riverfalls Financial and Remington Capital Partners.

Notes Payable. Notes payable decreased 37% to approximately $21,608 at December 31, 2010 from $34,340 at December 31, 2009. This decrease is the result of payments made in the normal course of business.

Leases Payable. Leases payable decreased to $0  at December 31, 2010 from $2,444 at December 31, 2009. This decrease was a result of contractual payments made on a lease purchase agreement for studio equipment for our studios located on Music Row.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2010 and 2009 have been presented on a historical basis.

Net Revenues.  Net revenues for the 12 months ended December 31, 2010 increased $205,000 to $2.27 million, a 10% increase from the same period in 2009, primarily as a result of the local marketing agreement with Delta Radio, LLC, which substantially alleviated our cost of goods sold costs for the year.

Total Radio Broadcast net revenue for the 12 months ended December 31, 2009 was $1,083,963 compared to $824,680 for the period ended December 31, 2010.  On a same-station basis, broadcast radio net revenues for the 12 months ended December 31, 2010 increased approximately $82,192 to $824,680, as compared to 742,488 for the period ended December 31, 2009, an increase of 11% from the same period in 2009.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the 12 months ended December 31, 2010 have decreased in excess of the comparative decline in revenue in 2009 due primarily to decreased personnel costs and, a decrease in professional fees.

Depreciation and Amortization.  Depreciation and amortization decreased approximately $35,690, or 21%, to $141,221 for the year ended December 31, 2010, compared to approximately $176,911 for the year ended December 31, 2009.   This decrease is primarily a result of maturation of depreciation and amortization on existing assets.

LMA Fees.   LMA fees decreased approximately $29,000 to ($5,000) for the year ended December 31, 2010 compared to $24,000 in 2009.  This decrease is primarily a result of off-setting LMA income attributable to the LMA of WBAQ, WIQQ and WNIX to Delta Radio, LLC.

Impairment Charge.  ASC 350-20-35-1 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the first quarter of 2011 and were not required to record any impairment to broadcast licenses and goodwill for the year ended December 31, 2010.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a multiple of broadcast revenue. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results.

Net Interest Expense.  Interest expense, net of interest income, increased by $145,278, or 96%, to approximately $296,953 for the year ended December 31, 2010, compared to $151,675for the year ended December 31, 2009. This increase was primarily due to utilization of a $750,000 bridge loan from Remington Capital Partners to fund operating expenses, and the $500,000 line of credit from SunTrust bank which was utilized to facilitate the purchase of WBBV FM in Vicksburg, Mississippi, as well as the Riverfalls Financial Loan.

Operating Income (loss.) As a result of factors described above, operating income increased by $448,160 to $265,323 for the year ended December 31, 2010, compared to approximately ($182,837) for the year ended December 31, 2009.

Seasonality

We expect that our operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year, and generally higher revenue generated in the third and fourth quarters of the year.  The seasonality of our business reflects the relationship between advertising purchases on these formats with the retail cycle.  This seasonality causes, and will likely continue to cause a variation in our quarterly operating results.  Such variations could have an effect on the timing of our cash flows.

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station, corporate operations, capital expenditures, interest and debt service payments.  The following table summarizes our historical funding needs for the years ended December 31, 2010 and 2009.

	2010	2009
	(Dollars in Thousands)
Aquisitions and purchase of intangible assets	—	$—
Capital expenditures	113.59	13.89
Repayments of bank borrowings	924.99	873.71
Interest payments	194.50	249.99

In 2010, financing was difficult to procure in both the debt and equity markets.  Our existing debt financing resulted in significant interest expense.  The media industry has experienced a tumultuous year, resulting in the radio station operation industry being viewed as a high risk industry in the financial markets.  Many of the large corporations in this industry have faced company-wide restructuring and pondered bankruptcy.  These events and uncertainties are creating a trend of tightened liquidity and limited capital resources.

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

In connection with acquisitions, dispositions and financing, we will incur appropriate accounting and legal fees.

Cash Flows from Operating Activities

	2010	2009
	Dollars in Thousands
Net cash provided by operating activities	$308.4	$562.3

Net cash provided by operating activities decreased by approximately $253.9 for the year ended December 31, 2010, compared to the year ended December 31, 2009.  The decrease in cash flows is partially attributed to the local marketing agreement with Delta Radio, LLC, whereby the revenues of WBAQ, WIQQ, and WNIX are no longer attributable to the company.

Cash Flows from Investing Activites

	2010	2009
	Dollars in Thousands
Net cash used in investing activities	$113.5	$58.4

Net cash used in investing activities decreased from $58,423 to ($113,594) for the year ended December 31, 2010 compared to the year ended December 31, 2009.  This decrease is due to depreciation of assets.   We did not complete any acquisitions in 2010.

Cash Flows from Financing Activities

	2010	2009
	Dollars in Thousands
Net cash provided by (used in) financing activities	$(211.9)	$(500.5)

For the year ended December 31, 2010, net cash provided by financing activities decreased by approximately $288,600 compared to the year ended December 31, 2009, primarily due to the restructuring of company debts.

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

Anticipated Financing  As of December 31, 2010, our long-term debt, including the current portion, was approximately $2,264,073.  Our credit facilities have interest and principal repayment obligations that are substantial in amount.

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

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. ASC 350-20-35-1, “Accounting for Goodwill,” requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, was derived primarily by using a discounted cash flows approach. The fair market values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair market value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A significant future decrease in the fair market value of broadcast licenses or goodwill in a market could result in impairment charges.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Accounting Pronouncements

See Note 11 in the accompanying notes to the audited financial statements.

Item 8.         Financial Statements and Supplementary Data.

The information in response to this item is included in our consolidated financial statements, together with the reports thereon of Patrick Rodgers CPA, PA and Silberstein Ungar, PLLC, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

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

Our internal control over financial reporting includes those policies and procedures that:

· Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

· Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and

· That our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010: appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   We anticipate putting this remediation plan once we are able to raise equity and grow through acquisition.  We hope that we may make progress on this remediation plan in the second and third quarters of 2011.

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

The following table sets forth certain information with respect to our executive officers as of March 20, 2011:

Name	Age	Position(s)
Ronald Heineman	54	Chief Executive Officer and Chairman of the Board
Robert Marquitz	63	President and Chief Operating Officer
Sariah Hopkins	33	Chief Financial Officer

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

The following table sets forth certain information with respect to our significant employees as of March 20, 2011:

Name	Age	Position(s)
Deloris Evans	46	Mississippi Regional General Manager

Deloris Evans (46) is our Mississippi Regional General Manager.  Ms. Evans  manages WBBV and KLSM in Vicksburg, Mississippi and WNLA-FM and WNLA-AM in Indianola, Mississippi.  She has over 16 years of radio broadcast sales and leadership experience.  She began her radio sales in 1994 with The Radio People in Jackson, Mississippi where she remained until 2000.  In 2000, she was employed as a Sales Manager with Clear Channel in Jackson, Mississippi.  In 2004, she returned to her home town of Vicksburg to assume the role of Sales Manager for Holladay Broadcasting Corporation.  Deloris joined Debut Broadcasting during the acquisition of WBBV FM from Holladay Broadcasting Corporation in 2008.

Item 11.      Executive Compensation

The following table sets forth certain information concerning compensation paid or accrued by the Company for the last year with respect to the Company’s “Named Executive Officers” – the Chief Executive Officer and the two most highly compensated executive officers whose total compensation for 2009 and 2010 exceeded $100,000:

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total
Steven Ludwig	2009	$104,000	$—	$1500	$300	$9,570	(2)	$115,370
Chief Executive Officer
Robert Marquitz	2010	$104,000	$—	$1500	$—	$8,292	(2)	$113,292
Robert Marquitz	2009	$95,351	$––	$1500	$300	$8,292	(2)	$105,443
Chief Operating Officer
Sariah Hopkins	2010	$104,000	$16,000	$1500	$—	$4,200	(2	$125,200
Sariah Hopkins	2009	$86,764	$16,000	$1500	$300	$4,200	(2)	$108,764
Chief Financial Officer

(1)       In accordance with SEC transition rules, this table reflects compensation for the most recently completed last two fiscal years for individuals who were Named Executive Officers during such year.

(2)       Reflects matching contributions paid by the company for simple IRA investment and automobile allowances.

Steven Ludwig resigned as Chief Executive Officer in January of 2010.  Robert Marquitz served as Chairman of the Board of Directors and Chief Operating Officer.  In lieu of current economic conditions, Mr. Marquitz and Hopkins took a reduced salary in 2009.  In lieu of economic Conditions Ronald Heineman, Chief Executive Officer took a reduced salary of $36,000 in 2010.

As of December 31, 2010, the Company did have written executive employment and change in control agreements with each of the Named Executive Officers.  The agreements were amended in the first quarter of 2011 and renewed for an additional 5 years.

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

2009 Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
STOCK AWARDS
Name (a)	Number Of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Sariah Hopkins	18,000			$1.02	1/2/2018	12,000	$720
Frank Woods	18,000			$1.02	01/2/2018	12,000	$720
Sariah Hopkins	100,000			$0.25	05/23/2020	100,000	$2000
Robert Marquitz	100,000			$0.25	05/23/2020	100,000	$2000
Steven Ludwig	100,000			$0.25	05/23/2020	100,000	$2000

At the end of 2009, Sariah Hopkins and Frank Woods each held an unexercised option to purchase 18,000 shares of common stock of the company.  As of December 31, 2009, 6,000 of the shares had vested.  The option to purchase carries a strike price of $1.02 per share.  At the end of 2010, Sariah Hopkins, Frank Woods, and Steven Ludwig each held an unexercised option to purchase 100,000 shares of common stock of the company.  As of December 31, 2010, none of the shares had vested.  The option to purchase carries a strike price of $0.25 per share.

Compensation Committee Report

NONE.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.  The required information regarding securities authorized for issuance under our executive compensation plans is incorporated by reference to the information set forth under the caption “Proposal 3 – Approval and Adoption of Debut Broadcasting Corporation, Inc 2007 Stock Incentive Plan – Equity Compensation Information” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Patrick Rodgers, CPA, PA” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2011.

Debut Broadcasting Corporation, Inc

By	/s/ SARIAH HOPKINS
Sariah Hopkins
Executive Vice President,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Heineman	Chairman, and	March 31, 2011
Chief Executive Officer
(Principal Executive Officer)
Ronald Heineman

/s/ SARIAH HOPKINS	Executive Vice President and	March 31, 2011
Chief Financial Officer
(Principal Financial and Accounting Officer)
Sariah Hopkins

/s/ Robert Marquitz	President,	March 31, 2011
Executive Vice President, and
Director

Robert Marquitz

/s/ HARRY LYLES	Director	March 31, 2011

HARRY LYLES

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

 DEBUT BROADCASTING CORPORATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

DEBUT BROADCASTING CORPORATION, INC.

TABLE OF CONTENTS

DECEMBER 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Debut Broadcasting Corporation, Inc

I have audited the accompanying balance sheets of Debut Broadcasting Corporation, Inc., a Nevada Corporation, as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Debut Broadcasting Corporation, Inc., as of December 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and it is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Orlando, Florida
March 31, 2011

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

/s/Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 29, 2010

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$45,388	$62,471
Accounts receivable, net	720,608	835,302
Stock warrant receivable	-	-
Prepaid expenses	6,606	23,777
Unexercised stock warrants	1,004,658	1,004,658
Total Current Assets	1,777,260	1,926,208
Property and equipment, net	607,002	636,130
Other Assets
Deposits	9,273	8,628
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Non-compete agreement, net	-	-
Total Other Assets	1,978,053	1,977,408

TOTAL ASSETS	$4,362,315	$4,539,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$895,300	$932,121
Accrued payroll, expenses and taxes	249,195	148,533
Notes payable to stockholders	1,081,888	750,000
Lines of credit	437,242	716,407
Current portion of long – term debt	13,639	586,167
Unrecognized stock warrant loss	1,035,523	1,035,523
Total Current Liabilities	3,712,787	4,168,751
Long – Term Liabilities
Leases payable	-	2,445
Long – term debt	749,917	820,767
Total Long – Term Liabilities	749,917	823,212
TOTAL LIABILITIES	4,462,704	4,991,963
STOCKHOLDERS’ DEFICIT
Capital stock, 100,000,000 shares authorized, par value $0.003, 26,866,886 and 21,366,866 shares issued and outstanding at December 31 2010 and 2009, respectively	86,038	64,101
Paid in capital	3,496,871	3,137,621
Accumulated deficit	(3,683,298)	(3,653,939)
TOTAL STOCKHOLDERS’ DEFICIT	(100,389)	(452,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,362,315	$4,539,746

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

GROSS REVENUES	$4,765,108	$4,344,427

OPERATING EXPENSES	4,499,785	4,527,263

OPERATING INCOME	265,323	(182,837)

OTHER INCOME (EXPENSE)	(294,682)	(236,756)

NET LOSS	$(29,359)	$(419,593)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,866,886	20,828,530

NET LOSS PER SHARE	$(0.001)	$(0.02)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2008	19,866,886	30,601	3,166,621	(3,234,346)	(37,124)

Stock issued to officers	1,500,000	4,500	-	-	4,500

Par value correction		29,000	(29,000)	-	0

Net loss for the year ended December 31, 2009	-	-	-	(419,593)	(419,593)

Balance, December 31, 2009	21,366,886	$64,101	$3,137,621	$(3,653,939)	$(452,217)

Stock issued to officers	1,750,000	5,250	-	-	5,250

Par value correction		5,437	(5,437)	-	0

Stock issued for conversion of debt	3,750,000	11,250	364,687		375,937

Net loss for the year ended December 31, 2010	-	-	-	(29,359)	(29,359)

Balance, December 31, 2010	26,866,886	$86,038	$3,496.871	$(3,683,298)	$(100,389)

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss for the period	$(29,359)	$(419,593)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	141,221	167,257
Provision for bad debts	75,000	85
Loss on disposal of assets	-	27,784
Bad debt restructuring	-	340,539
Debt restructuring	-	61,572
Stock issued as compensation	5,250	4,500
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	39,693	261,014
(Increase) decrease in other current assets	18,673	23,867
(Increase) in deposits	(645)	(4,700)
Increase in accounts payable	(36,821)	401,329
Increase (decrease) in accrued payroll, expenses and taxes	95,412	(301,348)
Net Cash Provided by Operating Activities	308,424	562,306
Cash Flows from Investing Activities:
Acquisition of property and equipment	(113,594)	(83,723)
Proceeds from sales of property and equipment	-	25,300
Acquisition of Holladay Broadcasting – WBBV Vicksburg station acquisition	-	-
Net Cash Used in Investing Activities	(113,594)	(58,423)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	381,188	-
Proceeds from stockholder notes	331,888	-
Proceeds from short – term debt	-	394,188
Proceeds from long – term debt	-	-
Repayment of short – term debt	(301,693)	(355,345)
Repayment of long – term liabilities	(623,296)	(539,398)
Net Cash Used In Financing Activities	(211,913)	(500,555)
Net Increase (Decrease) in Cash and Cash Equivalents	(17,083)	3,328
Cash and Cash Equivalents – Beginning	62,471	59,143
Cash and Cash Equivalents – Ending	$45,388	$62,471
Cash paid for interest	$303,734	$249,039
Cash paid for income taxes	$(1,720)	$1,600
Supplemental Cash Flow Information for Non-Cash Transactions
Holladay Broadcasting - WBBV Vicksburg Station Acquisition	$-	$-
Seller Financing of station acquisition	$-	$-

The accompanying notes are an integral part of the financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

1. Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1011 Cherry Avenue, Suite B. Nashville, TN 37203.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns or operates seven radio stations in Mississippi.

The Company maintains radio syndication in Nashville and produces and distributes 14 radio programs, which are broadcast over approximately 1,200 radio station affiliates.  These radio programs have an estimated 45 million U.S. listeners per week. In addition to its syndication services, the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities.  This facility is located on Music Row in Nashville, Tennessee.  The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2010	2009
Land		$49,500	$49,500
Buildings and building improvements	5-10 years	155,689	138,705
Towers and studio equipment	5-30 years	441,540	412,176
Furniture, fixtures and equipment	3-7 years	351,309	285,563
Automotive	3-5 years	153,583	153,583
Total Property and equipment		1,151,621	1,039,527
Less: Accumulated depreciation		(544,619)	(403,397)
Property and equipment, net		$607,002	$636,130

Depreciation expense was $141,221 and $153,597 for the years ended December 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in ASC 350-20-35-1, Accounting for  Goodwill and Other Intangible Assets.  We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment arise.

We recognize fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.  During the fourth quarter of 2010 and 2009, we completed our annual impairment testing of our goodwill using these valuation techniques, and determined there was no impairment.

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

Amortization expense was $0 and $23,333 for the years ended December 31, 2010 and 2009, respectively.

DEBUT BROADCASTING CORPORATION, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

2. Summary of Significant Accounting Policies (continued)

Income Taxes
We account for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes.  Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the respective periods’ taxable loss for federal and state income tax reporting purposes.  See Note 8, Provision for Income Taxes, for additional information related to the provision for income taxes.

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

Advertising
The Company expenses advertising costs as they are incurred. Total advertising costs of $18,347 and $22,094 are included in the financial statements for the years ended December 31, 2010 and 2009, respectively.

Net Loss Per Share
The Company follows the provisions of Accounting Standards Codification (ASC) 260-10, Earnings per Share. ASC 260-10 Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of December 31, 2010, the Company was operating at a net loss; therefore, no diluted loss per share is shown.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

2. Summary of Significant Accounting Policies (continued)

Reclassifications
To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements
The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.
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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

4.  Other Current Liabilities

At December 31, 2010 and 2009, the following amounts were included in other current liabilities in the consolidated balance sheets:

	2010	2009
Accrued compensation	$11,574	$73,513
Accrued 401K contributions	-	14,863
Accrued other expenses	-	33,317
Accrued producer sharing payouts	235,799	26,840
Total	$247,373	$148,533

5.  Lines of Credit

The Company signed a promissory note and established a revolving line of credit on August 22, 2008 for $500,000 with SunTrust Bank to facilitate the acquisition of WBBV.  The note matured on August 22, 2009 and was converted to a new term loan.  The principal balance at December 31, 2010 and 2009 was $0 and $0 respectively.

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The balance of the loan at December 31, 2010 and 2009 was ($16,634) and $225,265 respectively.

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

6.  Long Term Debt

Riverfalls Financial Services LLC
On September 21, 2009, the Company signed an unsecured convertible promissory note with Riverfalls Financial for $1,500,000.  The loan matured on July 31, 2010 and requires interest to be paid on maturity at a rate of 12%.  On September 15, 2010 the Note was modified.  River Falls Financial Services issued a Promissory note to Diversified Support Systems, Inc., an Ohio Corporation for the benefit of River Falls Financial Services for the 50% of the balance of the matured River Falls Financial Services note, with an interest rate of 3% per annum.  In conjunction with this Promissory note, River Falls Financial Services, Debut Broadcasting Corporation and Diversified Support Systems negotiated a participation agreement whereby the parties agree to share in the loan to Debut Broadcasting Corporation with a 50% participation percentage.

The balance of the loan at December 31, 2010 and 2009 was $706,888 and $550,000.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

SunTrust Bank
On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at December 31, 2010. The rate is fixed,  and matures on August 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at December 31, 2010 and 2009 was $453,876 and $491,142 respectively.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

6.  Long Term Debt (Continued)

Total interest expense on the vehicle loans for the years ended December 31, 2010 and 2009 was $4,579 and $8,047, respectively.  The principal balance of the vehicle loans as of December 31, 2010 and 2009 was $35,246 and $65,513, respectively.  At December 31, 2010, $13,639 was classified as the current portion.

Capital Lease
On December 5 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the years ended December 31, 2010 and 2009 was $221 and $358, respectively. The principal balance of the capital lease as of December 31, 2010 and 2009 was $0 and $7,439, respectively.  The equipment was purchased for $1.00 at the fulfillment of the lease.

Long-Term Debt Commitments
Principal maturities for the next five years are as follows at December 31, 2010:

2011	453,876
2012	21,607
2013	0
2014	0
2015	706,888

Total	1,182,371

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

On December 31, 2010, the company issued stock certificates to Ronald Heineman, Robert Marquitz, and Sariah Hopkins for 2,250,0000 shares of common stock at par.  The company issued the shares of common stock to Heineman, Marquitz, and Hopkins as consideration for their services, and personal guaranties of company debt according to the terms of executive employment agreements dated May 7, 2009.  The underlying shares are restricted and carry piggy-back registration rights.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

8.  Provision for Income Taxes

The tax effect of significant temporary differences representing future tax assets and future tax liabilities has been fully offset by a valuation allowance.  The Company has determined that realization is uncertain and, therefore, a valuation allowance has been recorded against this future income tax asset.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,237,069	$1,242,339
Valuation allowance	(1,237,069)	(1,242,339)
Net Deferred Tax Asset	$-	$-

9. Related Parties

The Company leases a vehicle from an entity owned by an officer for $691 per month and accordingly is included in the operating lease commitments. (See Note 10 pertaining to operating leases in Commitments and Contingencies). Management believes the lease is similar to that of an arms length transaction. Total lease expense for the corresponding vehicle for the years ended December 31, 2010 and 2009 was $8,292 and $8,292, respectively.

The Company also provides media buying services on behalf of an entity owned by an officer. The Company records both the revenue and corresponding expenses related to these media buying services. Management believes that the arrangement is similar to that of an arms length transaction. For the years ended December 31, 2010 and 2009, the Company recognized $130,604 and $243,065, respectively in corresponding media buying revenue and incurred related media buying expenses of $70,013 and $219,660 for the same periods.

10. Commitments and Contingencies

Significant Customers

During 2010 and 2009, one customer accounted for 56% and 55% of our net revenue as reflected on the consolidated statement of operations.

Operating Leases
Future minimum cash lease commitments under all non-cancellable leases in effect at December 31, 2010 were as follows:

Lease Commitments
2011	29,592
2012	9,851
2013	0
2014	0
Total	$39,443

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

11.  Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission.

On January 1, 2011, the company entered into a consulting agreement with New Beginnings World Outreach, whereby the company will provide full service consulting services to the radio broadcast station WNBV FM 88.1 MhZ.

On January 4, 2011, the company sold a 2009 Kia Optima and paid off the associated note payable for the vehicle.

On January 20, 2001, the company satisfied the short term liability to Crestmark Bank, and closed the account.

On February 1, 2011, the company launched a new daily feature program, Radio Racing Minute.  The program has already gained over 100 radio station affiliates.

On March 1, 2011, the company launched a new full length two hour radio show, Boot Scootin 90’s.

On March 24, 2011 the company executed an LOI to purchase an additional radio broadcast license in Vicksburg, MS.

12.  Going Concern

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