Form 10-Q
period 2011-03-31
Debut Broadcasting Corporation, Inc.
filed 2011-05-16
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, there were 30,429,407 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited);

F-2	Consolidated Statements of Operations (unaudited) for the three months ended March 31 2011 and 2010;

F-3	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,515	$45,388
Accounts receivable, net	377,295	720,608
Prepaid expenses	813	6,606
Unexercised stock warrants	1,004,658	1,004,658
Total current assets	1,578,281	1,777,260

Property and equipment, net	585,358	607,002
Deposits	9,638	9,273
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,978,418	1,978,053

Total assets	$4,142,057	$4,362,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,084,997	$895,300
Accrued expenses and taxes	134,280	249,195
Notes payable to shareholders	1,055,462	1,081,888
Lines of credit	449,175	437,242
Current portion of long-term debt	7,653	13,639
Unrecognized stock warrant loss	1,035,523	1,035,523
Total current liabilities	3,767,090	3,712,787

Long term liabilities
Leases payable	-	-
Long-term debt	728,807	749,917
Total long term liabilities	728,807	749,917

Total liabilities	4,495,897	4,462,704

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized	92,038	81,538
Additional paid in capital	3,492,871	3,496,871
Accumulated deficit	(3,683,298)	(3,678,798)
Total stockholders' deficit	(255,451)	(100,389)
Total liabilities and stockholders' deficit	$4,142,057	$4,362,315

1 Derived from the Company’s audited financial statements from the year ended December 31, 2010.

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010
Net Revenue	$245,439	$409,256

Operating expenses
Advertising	5,450	14,040
Operating expense	426,546	632,848
Depreciation expense	37,076	15,031
Merger and acquisition related expenses	-	-

Total operating expenses	469,072	661,919

Operating (loss)	(223,633)	(252,663)

Other income and expense
Interest expense	34,661	31,218
Interest income	3,313	3,500

Total other income and expenses	(31,348)	(27,718)

Net (loss)	$(254,981)	$(280,381)

The accompanying notes are an integral part of these consolidated financial statements

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(254,981)	$(279,880)
Adjustments to reconcile net loss to net cash provided by /(used in) operating activities:

Depreciation and amortization	37,076	15,031
Changes in operating assets and liabilities, net of effects of acquisitions:
Loss on disposal of assets	1,169
Stock issued for debt restructuring		375,000
(Increase) decrease in accounts receivable	343,313	(57,115)
(Increase) decrease in other current assets	5,792	(40,610)
(Increase) in deposits	-365
Increase (decrease) in accounts payable	189,696	153,691
Increase (decrease) in accrued expenses and taxes	(115,385)	84,474

Net cash provided by/(used in) operating activities	206,315	250,591

Investing activities:
Purchases of property and equipment	(24,600)	(4,135)
Proceeds from sale of property and equipment	8,000
Net cash used in investing activities	(16,600)	(4,135)

Financing activities:
Proceeds from private placement of commom stock	2,000	-
Proceeds from bank credit facility		106,567
Proceeds from shareholder notes	(26,426)	(375,000)
Repayment of short term debt	5,946
Repayment of long term debt	(21,109)	(15,362)

Net cash provided by/(used in) financing activities	(39,589)	(283,795)

Net increase/(decrease) in cash and cash equivalents	150,127	(37,339)

Cash and cash equivalents at beginning of period	45,388	62,471

Cash and cash equivalents at end of period	$195,515	$25,132

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Company maintains radio syndication in Nashville and produces and distributes 14 radio programs, which are broadcast over approximately 1,400 radio station affiliates.  These radio programs have an estimated 30 million U.S. listeners per week. In addition to its syndication services, the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities.  This facility is located in Nashville, Tennessee.  The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

Note 2 - Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company, and its subsidiaries. The interim financial statements of the Company have been prepared without audit.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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
MARCH 31, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

The Company recognizes its advertising and programming revenues for its owned and operated radio broadcast stations when the advertising airs.  Generally, the Company is paid by the local advertiser for advertising coordinated  and contracted through a local employee sales representative or sales manager.

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $5,450and $14,039 are included in the financial statements for the three months ended March 31, 2011 and March 31, 2010, respectively.

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
MARCH 31, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3 – New Accounting Pronouncements

We believe we are compliant with all new accounting pronouncements

Note 4 - Loss Per Share

We follow  the provisions of Accounting Standards Codification (ASC) 260-10, Earnings per Share. ASC 260-10 Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  As of December 31, 2010, the Company was operating at a net loss; therefore, no diluted loss per share is shown.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 5 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	March 31, 2011	December 31, 2010
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	155,689	155,689
Towers and studio equipment	5 - 30 years	441,540	441,540
Furniture, fixtures and equipment	3 – 7 years	375,909	351,309
Automotive	3 - 5 years	134,280	153,383

Accumulated depreciation		(531,470)	(544,219)
Property and equipment, net		$585,358	$607,002

Of the $585,358 in Net Property and Equipment as of March 31, 2011, $24,600 was added from website software development.  A reduction of $19,303 in Automotive was taken due to the sale of a 2009 Kia Optima.

Note 6 - Lines of Credit

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan matures August 30, 2011 and is payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The Company paid the balance if full at the end of January 2011 and closed the line of credit with Crestmark.  The balance of the line of credit at March 31, 2011 and 2010 was $0 and $297,704 respectively

The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Total interest expense associated with the shareholder loans for the three months ended March 31, 2011 and 2010 was $11,250 and $12,123 respectively.  Accrued interest due to shareholders was $0 and $0 as of March 31, 2011 and 2010, respectively.

Note 8 - Loans Payable

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at March 31, 2011. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at March 31, 2011 and 2010 was $444,119 and $481,945 respectively.

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

The balance of the loan at March 31, 2011 and 2010 was $689,647 and $600,000.  The Riverfalls Financial loan additionally guaranties options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 8 - Loans Payable - Continued

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

On May 15, 2008, the Company signed a retail installment sale contract with Daimler Chrysler Financial Services for the purchase of a vehicle for $19,303 with an effective interest rate of 11.25%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $367.  The purchased vehicle is used in conjunction with the radio broadcast operations.  In January 2011, this vehicle was sold to a third party for the sum of $8,000.  The remaining balance due on the note was paid in full and the security interest held by Daimler Chrysler Financial in the vehicle was released.

On May 30, 2008, the Company signed a retail installment sale contract with GMAC for the purchase of a vehicle for $25,256 with an effective interest rate of 9.5%.  The corresponding promissory note is to be paid over a five-year period with a monthly payment of $530.  The purchased vehicle is used in conjunction with the radio broadcast operations.

Total interest expense on the vehicle loans for the three months ended March 31, 2011 and 2010 was $681 and $1,313  respectively.  The principal balance of the vehicle loans as of March 31, 2011 and 2010 was $23,513 and $59,091 respectively.  At March 31, 2011, $7,653 was classified as the current portion

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the three months ended March 31, 2011 and 2010 was $0 and $0, respectively. The principal balance of the capital lease as of March 31, 2011 and 2010 was $0 and $7,439 respectively.  The equipment was purchased for $1.00 at the fulfillment of the lease term in 2010.

Note 9 - Shareholders’ Equity

In connection with the investor relations agreement with Strategic Global Advisors, 2,000,000 shares of company common stock were issued to the principal partners of the firm in exchange for $2,000.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 10 - Business Combinations

The company has entered into an Asset Purchase Agreement to purchase the assets of KLSM FM in Vicksburg, MS for $326,000 to be recorded as follows

KLSM FM

Land	$38,835
Tower	$87,165
FCC License	$200,000
$326,000

The company has entered into an Asset Purchase Agreement to purchase the construction permit for KSBU in Vicksburg, MS for  $125,000.  The full purchase price of this permit is attributable to FCC Licenses.

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

Overview

Radio Advertising Bureau reports indicate continual growth in radio station advertising sales and acquisition multiples in 2011.  Our management has found that our owned and operated stations have mirrored the macro growth in the industry.

During the fourth quarter of 2010 and the first quarter of 2011 large scale reform has taken place in the national advertising representation firms which represent syndication and bundled network advertising.  Large network representation firms such as ABC/Citadel and Cumulus have merged, and top down restructuring has occurred with firms such as Dial Global.  Smaller representation firms such as United Stations Radio Networks have been gaining strength in the highly competitive national advertising representation marketplace.

Our management team remains focused solidifying our representation agreement to maximize syndication and bundled network advertising revenue.  Management continues to focus on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that it believes will increase our share price.

Results of Operations

For the three months ended March 31, 2011 and 2010

On a consolidated basis, we generated $245,439 in net revenue for the quarter ended March 31, 2011, a decrease of $163,817 or 40.0%, compared to $409,256 for the quarter ended March 31, 2010.  The company believes that this decrease is primarily due to the damages incurred, more fully referenced by the  pending litigation against Radio Nectar, LLC, Nectar Media, and Marcus Rowe.  In addition to the lawsuit, revenue has decreased marginally due to restructuring in the national advertising representation industry.

On a consolidated basis, advertising expense was $5,450 for the quarter ended March 31, 2011 a decrease of $8,590 or 61.2%, compared to $14,040 for the quarter ended March 31, 2010.  This decrease is attributable to a non-recurring event in 2010 of an investor relations contract between Debut Broadcasting and Agoracom, Inc. This contract is now expired.

On a consolidated basis, operating expense was $426,546 for the quarter ended March 31, 2011, a decrease of $206,302 or 32.6%, compared to $632,848 for the quarter ended March 31, 2010.  This decrease in operating expenses is due primarily to the leasing arrangement for Greenville, MS stations  WBAQ, WNIX, WIQQ that went into effect April 1, 2010.  Reduced expenses include salaries, building and equipment rental, taxes and licenses, and bad debt expense.

On a consolidated basis, depreciation and amortization expense was $37,076 for the quarter ended March 31, 2011, an increase of $22,045 or 146%, compared to $15,031 for the quarter ended March 31, 2010.  The primary reason for the increase relates to an understatement of depreciation expense in the first quarter of 2010 which was corrected at year end 2010.  Depreciation expense for 2011 is reported at its appropriate dollar amount.

As a result of the foregoing revenue and expenses, our overall net loss for the three month period ending March 31, 2011 and March 31, 2010 was $254,981 and $280,381 respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had Current Assets in the amount of $1,578,281, consisting of $195,515 in Cash and Cash Equivalents, $377,295 in Accounts Receivable, $1,004,658 in unexercised stock warrants, and $813 in prepaid expenses.  As of March 31, 2011, we had Current Liabilities in the amount of $3,767,090, consisting of $1,084,997 in Accounts Payable, $134,280 in Accrued Expenses and Taxes, $1,055,462 in notes payable to shareholders, $449,175 in Lines of Credit, $7,653 in Current Portion of Long Term Debt, and $1,035,523 in other current liabilities.  This combination of assets and liabilities resulted in a working capital deficit of $2,188,809.  The working capital deficit is largely attributable to the macro economic industry recession that occurred in 2009, and  the alleged conversion of customers from  the subsidiary entity, The Marketing Group, Inc.,  to Radio Nectar, LLC.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters.  We do not presently have sufficient capital to make acquisitions or to guarantee our continued long-term operations.  We intend to raise additional capital over the next twelve months through equity raises.

Recent Events

We are currently negotiating a contract with Fillmore Integrated Technical Services to become the exclusive management and content distributor for FITS Media Management Software.  This software package will include modules for regional spot copy splitting, automation of affidavit fulfillment, full service and self-service programming automation, as well as full service and self-service billing and traffic management to meet the needs of small radio stations and small and large providers and distributors of syndicated programming and related advertising.  We expect to finalize the agreement with Fillmore Integrated Technical Services during the second quarter of 2011, and anticipate realizing the revenue associated with this distribution contract in the third quarter of 2011.

The company has entered into an asset purchase agreement to purchase the construction permit for KSBU FM in Vicksburg, MS.  Consummation of this agreement will give the company dominance in the Vicksburg, MS marketplace.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of $5,450 and $14,039 are included in the financial statements for the quarter ended March 31, 2011 and March 31, 2010, respectively.

Reclassifications

To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements

The Company believes it is compliant with all new accounting pronouncements.

Item 4.     Qualitative and Quantitative Disclosures About Market Risk.

None

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The company has entered into litigation against Marcus Rowe and Nectar Media, LLC.  A copy of the lawsuit is available on the website www.impactradionetworks.com.  The Amended Verified Complaint was filed and received by the court on May 6, 2011, a copy of which is attached to this quarterly report on form 10Q as exhibit 25.09.

Townsquare Media filed suit against The Marketing Group, Inc alleging that The Marketing Group was in default of an agreement to pay the former Regent Broadcasting for advertisements aired.  The case was successfully transferred from New York to Tennessee.  The company is defending itself against the allegations vigorously.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2011 we issued 2,000,000 shares to the principles of Strategic Global Advisors in exchange for $2,000 pursuant to the terms of the investor relations agreement executed with the company.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2011.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management.   The remediation effort set out above is in process.  During the fourth quarter of 2010 we added one additional person to our accounting staff,  and we are actively seeking qualified personnel to appoint to our staff, and will add qualified staff as budget constraints permit.

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

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
25.1	Amended Verified Complaint of Debut Broadcasting Corporation, Inc. vs Nectar Media and Marcus Rowe

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002