Form 10-Q
period 2011-06-30
Debut Broadcasting Corporation, Inc.
filed 2011-08-19
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of June 30, 2011, there were 30,429,407 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Qualitative and Quantitative Disclosures About Market Risk.
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

4	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);
5	Consolidated Statements of Operations (unaudited) for the six months ended June 30 2010 and 2009;
6	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the fullyear.   Balance sheet information as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,149	$45,388
Accounts receivable, net	297,951	720,608
Prepaid expenses	11,042	6,606
Unexercised stock warrants	1,004,658	1,004,658
Total current assets	1,350,800	1,777,260

Property and equipment, net	599,146	607,002
Deposits	9,638	9,273
Goodwill	459,280	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,978,418	1,978,053

Total assets	$3,928,364	$4,362,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$836,290	$895,300
Accrued expenses and taxes	109,842	249,195
Notes payable to shareholders	1,045,421	1,081,888
Lines of credit	439,807	437,242
Current portion of long-term debt	5,152	13,639
Unrecognized stock warrant loss	1,035,523	1,035,523

Total current liabilities	3,472,035	3,712,787

Long term liabilities
Leases payable	-	-
Long-term debt	713,446	749,917
Total long term liabilities	713,446	749,917

Total liabilities	4,185,481	4,462,704

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized; 30,429,407 and 27,179,407 shares outstanding at June 30, 2011 and December 31, 2010 respectively	92,038	81,538
Additional paid in capital	3,492,871	3,496,871
Accumulated deficit	(3,842,026)	(3,678,798)
Total stockholders' deficit	(257,117)	(100,389)

Total liabilities and stockholders' deficit	$3,928,364	$4,362,315

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Jun 30		Six Months Ended Jun 30
	2011	2010	2011	2010

Net Revenue	$447,202	$533,490	$694,039	$939,803

Operating Expenses:
Advertising		700	5,300	14,740
Operating expense	308,411	360,779	734,063	993,118
Depreciation expense	14,773	26,252	51,848	41,283
		26,252
Total operating expenses	323,184	387,731	791,211	1,049,141

Operating income (loss)	124,018	145,748	(97,172)	(109,338)

Other income and expense:
Interest expense	31,154	60,101	65,815	92,620
Income tax	-	1,300	-	1,300
Interest income	(946)	(686)	(4,259)	(4,186)

Total other (income) and expenses	30,208	60,715	61,556	89,734

Net income (loss)	$93,810	$85,033	$(158,728)	$(199,072)

Weighted Average Shares Outstanding	30,429,407.00	27,179,407.00	30,429,407.00	27,023,146.50

Net (Income) Loss Per Share	$0.003	$0.003	$(0.005)	$(0.007)

The accompany notes ae an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six aMonths Ended 30-Jun
	2011	2010
Operating activities:

Net income (loss)	$(158,728)	$(199,071)
Adjustments to reconcile net loss to net cash provided by /(used in) operating activities:

Depreciation and amortization	51,848	41,283
Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) decrease in accounts receivable	427,658	(381,205)
(Increase) decrease in other current assets	(9,800)	10,487
Increase (decrease) in accounts payable	(59,011)	(64,247)
Increase (decrease) in accrued expenses and taxes	(145,275)	583,243

Net cash provided by/(used in) operating activities	106,692	(9,510)

Investing activities:
Purchases of property and equipment	(43,994)	(34,798)

Net cash used in investing activities	(43,994)	(34,798)

Financing activities:

Proceeds from bank credit facility	-	109,887
Proceeds from issuance of common stock	2,000	375,000
Repayment of long term debt	(72,937)	(442,205)

Net cash provided by/(used in) financing activities	(70,937)	42,682

Net increase/(decrease) in cash and cash equivalents	(8,239)	(1,626)

Cash and cash equivalents at beginning of period	45,388	62,471

Cash and cash equivalents at end of period	$37,149	$60,685

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

The Company has partnered in development of a Media Management Software Suite to service the advertising and syndication industry.   Sales of this software product is in the final stages of development and will be distributed and sold.  The Company currently has over 800 radio station affiliates that are utilizing he Media Management Suite.

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
JUNE 30, 2011

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

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $-0-and $700 are included in the financial statements for the three months ended June 30, 2011 and June 30, 2010, respectively. Total advertising costs of 5,300 and $14,740 are including in the financial statements for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of June 30, 2010

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

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

Note 3 – New Accounting Pronouncements

The company makes all reasonable efforts to comply with new accounting pronouncements, and believes to be in compliance with all current pronouncements as of June 30, 2011.

Note 4 - Loss Per Share

We present basic loss per share on the face of the condensed consolidated balance sheets.  As provided Accounting Standards Codification (ASC) 260-10, Earnings per Share. ASC 260-10 Earnings Per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.

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
June 30, 2011

Note 4 - Loss Per Share (continued)

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
June 30, 2011

Note 4 - Loss Per Share (continued)

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
June 30, 2011

Note 4 - Loss Per Share (continued)

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
June 30, 2011

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

Note 5 - Property and equipment

	Estimated Useful Life	March 31, 2011	December 31, 2010
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	155,689	155,689
Towers and studio equipment	5 - 30 years	441,540	441,540
Furniture, fixtures and equipment	3 – 7 years	401,279	351,309
Automotive	3 - 5 years	125,567	153,383

Accumulated depreciation		(574,429)	(544,619)
Property and equipment, net		$599,146	$606,802

Of the $599,146 in Net Property and Equipment as of June 30, 2011, $24,600 was added from website software development.  A reduction of $19,303 in Automotive was taken due to the sale of a 2009 Kia Optima.

Note 6 - Lines of Credit

On December 18, 2009, the Company signed a promissory note with Crestmark Bank for $400,000.  The loan is secured by all inventory, chattel paper, accounts, equipment and general intangibles of the Company.  The loan would have matured on August 30, 2011 and was payable in variable monthly installments at a rate of prime plus 2.75% for the applicable index period.  The Company paid the balance if full at the end of January 2011 and closed the line of credit with Crestmark.  The balance of the line of credit at June 30, 2011 and 2010 was $0 and $285,152 respectively

The note was secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, The Marketing Group, after the signing of the related agreement.

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
June 30, 2011

Note 7 - Notes Payable to Stockholders (continued)

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

Total interest expense associated with the shareholder loans for the three months ended June 30, 2011 and 2010 was $11,250 and $11,250 respectively.  Accrued interest due to shareholders was $11,250 and $0 as of June 30, 2011 and 2010, respectively.

Note 8 - Loans Payable

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at March 31, 2011. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on August 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at June 30, 2011 and 2010 was $434,482 and $444,119 respectively.

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

As of June 30, 2011 Riverfalls and Diversified had notified the company that they wish to utilize their option to convert the outstanding balance of the loan to common stock of the company.   The balance of the loan to be converted is $689,647.  The balance of the loan at June 30, 2010 was $600,000.  The Riverfalls Financial loan additionally guarantied options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share; however, the option expired without being exercised.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 8 - Loans Payable (continued)

Vehicle Loans

In September 25, 2007, the Company signed a retail installment sale contract with GMAC for the purchase of two vehicles for $47,498 with an effective interest rate of 5.0%.  The corresponding promissory note is to be paid over a three-year period with a monthly payment of $1,424. The purchased vehicles will be used in conjunction with the radio broadcast operations.

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

Total interest expense on the vehicle loans for the quarter ended June 30, 2011 and 2010 was $493 and $1,313, respectively.  Total interest expense on the vehicle loans for the six months ended June 30, 2011 and 2010 was $1,174 and $2,567, respectively.  The principal balance of the vehicle loans as of June 30, 2011 and 2010 was $22,686 and $51,978 respectively.  At June 30, 2011 $6,826 was classified as the current portion of the loans.

Capital Lease

On December 5, 2007, the Company entered into a capital lease arrangement with National City Media Finance to acquire studio equipment for $15,009 with a fixed interest rate of 7.5%. The lease term is for three years with monthly payments of $464 with a $1 buyout option at the end of the lease term.

Total interest expense on studio equipment for the quarters ended June 30, 2011 and 2010 was $0 and $68, respectively. Total interest expense on studio equipment for the six months ended June 30, 2011 and 2010 was $0 and $161, respectively.  The principal balance of the capital lease as of June 30, 2011 and 2010 was $0 and $3,185, respectively.  At June 30, 2011, $0 was classified as the current portion of the lease.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 9 - Stockholders’ Equity (continued)

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

Note 10 - Business Combinations

The company has entered into an asset purchase agreement with Delta Radio, LLC for the divestiture of the five owned and operated radio stations in the Mississippi Delta.  This transaction is under review with the Federal Communications Commission, and is expected to be complete in the third quarter of 2011.

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

Overview

A PWC report on the current outlook for entertainment and media growth indicated that spending is projected to reach $555 billion in the US by 2015, a 4.6% compound annual growth rate.  The largest growth rate within that sector is digital.  PWC further reports that the next five years will present a transition into the golden age of the empowered consumer, and  the demand for digital experiences will continue to  increase and becoming the norm. Advertisers are responding by seeking ever-greater involvement with the consumer’s media and entertainment experience.

Management has responded to this by redirecting the focus from ownership of brick and mortar radio stations to a strong drive towards collaborative digital enterprise in the media industry.  The company is poising itself to be a dominant service provider to syndicators, advertising representative firms, advertisers, and agencies.  Simultaneously growth in syndicated products and collaboration with other syndication providers are key elements in management’s strategy for growth and diversification.

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

We generated $447,202  in net revenue for the quarter ended June 30, 2011, a decrease of $86,288 or 19.3%, compared to $533,490 for the quarter ended June 30, 2010.  The company believes that this decrease is primarily due to the damages incurred, more fully referenced by the  pending litigation against Radio Nectar, LLC, Nectar Media, and Marcus Rowe.  In addition to the lawsuit, revenue has decreased marginally due to restructuring in the national advertising representation industry.

Advertising expense was $0 for the quarter ended June 30, 2010, a decrease of  $700 compared to $700 for the quarter ended June 30, 2010.  This decrease is attributable to a reduction in spending due to company wide restructuring

Operating expense was $308,411 for the quarter ended June 30, 2011, a decrease of $52,368 or 14.5%, compared to $360,779 for the quarter ended June 30, 2010. Reasons for the decrease in operating expenses relate the LMA agreement between Debut Broadcasting Corporation and Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  Delta Radio LLC is responsible for all operating expenses of the stations.  The company has also been undergoing restructuring to eliminate expenses, and has reduced personnel with for annual savings of approximately $140,000 per year.

Depreciation and amortization expense was $14,773 for the quarter ended June 30, 2011, a decrease of $11,479, or 43.7%, compared to $26,252 for the quarter ended June 30, 2010. The primary reason for the decrease relates to the disposition of assets in conjunction with the pending divestiture of WNIX, WLTM, WBAQ, and WNLA AM and FM.

Interest expense was $31,154 for the quarter ended June 30, 2011, a decrease of $28,947 or 48.2% compared to $60,101 for the quarter ended June 30, 2010  The primary source of the interest expenditures were interest payments associated with the term loan from Remington Partners, Inc, and the SunTrust Bank Loan.

As a result of the foregoing revenue and expenses, our overall net income for the three-month period ending June 30, 2011 was $93,810 and the net income for the three month period ending June 30, 2010 was $85,033.

For the Six Months Ended June 30, 2011 and 2010

We generated $694,039 in net revenue for the six months ended June 30, 2011, a decrease of $245,764, or 36.1%, compared to $939,803 for the six months ended June 30, 2010.  .  The company believes that this decrease is primarily due to the damages incurred, more fully referenced by the  pending litigation against Radio Nectar, LLC, Nectar Media, and Marcus Rowe.  In addition to the lawsuit, revenue has decreased marginally due to restructuring in the national advertising representation industry.

Advertising expense was $5,300 for the six months ended June 30, 2011 a decrease of $9,170 or 74% compared to $14,740 for the six months ended June 30, 2010.  This decrease is due to a reduction in expenses from overall restructuring efforts.

Operating expense was $734,063 for the six months ended June 30, 2011, a decrease of $259,055 or 26%, compared to $993,118 for the six months ended June 30, 2010. Reasons for the decrease in operating expenses relate the LMA agreement between Debut Broadcasting Corporation and Delta Radio LLC for the operation of the Broadcast radio stations WNIX, WBAQ, and WIQQ.  Delta Radio LLC is responsible for all operating expenses of the stations.  The company has also been undergoing restructuring to eliminate expenses, and has reduced personnel with for annual savings of approximately $140,000 per year.

Depreciation and amortization expense was $51,848 for the six months ended June 30, 2011, a increase of $10,565 or 25.6% compared to $41,283 for the six months ended June 30, 2010.  The primary reason for this increase relates to accelerated depreciation due to the sale of vehicles.

Interest expense was $65,815  for the six months ended June 30, 2011, a decrease of $26,805 or 28.9% compared to $92,620 for the six months ended June 30, 2009.  The primary reason for the decrease was the repayment of debt to Crestmark Bank, and the partial conversion of the Remington Partners loan to stock.

As a result of the foregoing revenue and expenses, our overall net loss for the six-month period ending June 30, 2011 and June 30, 2010 was $158,728 and $199,071, respectively.

Liquidity and Capital Resources

As of June 30, 2011, our current assets in the amount of $1,350,800 consisted of $37,149 in cash and cash equivalents, $297,951 in accounts receivable, $11,042 in prepaid expenses and $1,004,658 in unexercised stock warrants. As of June 30, 2011, our current liabilities in the amount of $3,472,035, consisted of $836,290 in accounts payable, $109,842  in accrued expenses and taxes, $1,045,421 in notes payable to stockholders, $439,807 in lines of credit and $5,152 in current portion of long term debt, and $1,035,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $2,121,235.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions.  We are in the process of divesting five radio stations that have consistently operated below expectations.  We anticipate revenue growth through sales and distribution of  a proprietary Media Management Software suite during the third quarter.

Recent Events

Pending Dispositions

During the second quarter of 2011, we an agreement to sell the radio broadcast stations WNIX AM, WLTM FM, WIQQ FM, WNLA AM, and WNLA FM to Delta Radio LLC.  This disposition is under review with the FCC, and is expected to be completed during the third quarter of 2011.

Other Recent Events

During the fourth quarter of 2010, the company was served with a lawsuit by Townsquare Media.  In July the lawsuit was dismissed with prejudice in favor of the company.  The potential damages of $354,445.33 had been accrued pending the outcome of this lawsuit, and is reflected in the net revenue for the second quarter of  2011.

On August 1, 2011 the company entered into an agreement with Fillmore Integrated Technical Services, Inc. to become the exclusive distributor for the proprietary FITS Media Management Software Suite.  The company is actively engaged in sales for this software suite, and is specifically focused on the Spot Spitter Module which provides secure and accurate fully produced content distribution and regional copy splitting.  Over 800 radio station affiliates are currently using the software as a content and advertising delivery system for both long and short form syndicated programming.  Additional upcoming modules for the Media Management Suite include automation of affidavit fulfillment, full service and self-service programming automation, as well as full service and self-service billing and traffic management to meet the needs of small radio stations and small and large providers and distributors of syndicated programming and related advertising.

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

New Accounting Pronouncements

The Company believes is it compliant with all new accounting pronouncements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  We will be unable to remediate these material weaknesses until we achieve a growth level sufficient to support financial and accounting staff to adequately segregate duties.  We do not anticipate remediating this weakness in 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company has entered into litigation against Marcus Rowe and Nectar Media, LLC.  A copy of the lawsuit is available on the website www.impactradionetworks.com.  The Amended Verified Complaint was filed and received by the court on May 6, 2011, a copy of which is incorporated by reference to exhibit 25.09 to the quarterly report on form 10Q for the quarter ended March 31, 2011.  The company is currently discussing potential settlement options with Nectar Media, LLC.

Townsquare Media filed suit against The Marketing Group, Inc alleging that The Marketing Group was in default of an agreement to pay the former Regent Broadcasting for advertisements aired.  The case was successfully transferred from New York to Tennessee.  The suit was dismissed with prejudice in favor of the Marketing Group.

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

DEBUT BROADCASTING CORPORATION, INC.

August 13, 2011	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer