Form 10-Q/A
period 2011-06-30
Debut Broadcasting Corporation, Inc.
filed 2011-09-01
CIK 1254371

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, pr a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
            Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2011, there were 30,429,407 shares of common stock issued and outstanding.

EXPLANATORY NOTE

                       This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the quarterly report of Debut Broadcasting Corporation, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Filing”). The Amendment adds the disclosure that  the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T, and is submitted simultaneously with an XBRL compliant form of the quarterly report on form 10-Q.

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

DEBUT BROADCASTING CORPORATION, INC.

September 1, 2011	By:	/s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer