Form 10-Q
period 2011-09-30
Debut Broadcasting Corporation, Inc.
filed 2011-11-14
CIK 1254371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 48,238,431  shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
4	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)
5	Condensed Consolidated Statements of Operations and Accumulated Deficit for the three months and nine months ended September 30, 2011 and 2010 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)
7	Notes to the Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.   Balance sheet information as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)
Current assets
Cash and cash equivalents	$(33,065)	$45,388
Accounts receivable, net	280,787	720,608
Prepaid expenses	10,325	6,606
Unexercised stock warrants	1,004,657	1,004,658
Total current assets	1,262,704	1,777,260

Property and equipment, net	569,023	607,002
Deposits	-	9,273
Goodwill	443,919	459,280
FCC licenses	1,509,500	1,509,500
Other intangible assets, net	1,953,419	1,968,780

Total assets	$3,785,146	$4,362,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$890,786	$895,300
Accrued expenses and taxes	143,036	249,195
Notes payable to shareholders	361,032	1,081,888
Lines of credit	478,764	437,242
Current portion of long-term debt	4,225	13,639
Unrecognized stock warrant loss	1,035,523	1,035,523

Total current liabilities	2,913,366	3,712,787

Long term liabilities
Leases payable	-	-
Long-term debt	696,985	749,917
Total long term liabilities	696,985	749,917

Total liabilities	3,610,351	4,462,704

Stockholders' deficit
Common stock - $.003 par value, 100,000,000 shares authorized; 48,238,431 and 27,179,407 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	144,715	81,538
Additional paid in capital	4,124,584	3,496,871
Accumulated deficit	(4,094,503)	(3,678,798)

Total stockholders' deficit	174,796	(100,389)

Total liabilities and stockholders' deficit	$3,785,146	$4,362,315

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Revenue	$154,244	$566,743	$848,284	$1,506,546

Operating Expenses:
Advertising	-	2,681	15,300	17,420
Operating expense	364,379	386,793	1,088,443	1,381,002
Depreciation expense	30,123	30,123	81,971	71,406

Total operating expenses	394,502	419,597	1,185,714	1,469,828

Operating income (loss)	(240,258)	147,146	(337,430)	36,718

Other income and expense:
Interest expense	17,500	48,292	83,316	139,612
Income tax	-	-	-	1,300
Interest income	(5,282)	(1,472)	(9,541)	(5,659)

Total other (income) and expenses	12,218	46,820	73,774	135,253

Net income (loss)	$(252,477)	$100,326	$(411,205)	$(98,535)

Weighted Average Shares Outstanding	48,238,431	27,179,407	36,365,847	27,023,147

Net (Income) Loss Per Share	$(0.005)	$0.004	$(0.011)	$(0.004)

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Operating Activities:
Net Loss	$(411,205)	$(98,535)
Adjustments to reconcile net loss to net cash provided by/used in operating activities:
Depreciation and amortization	81,971	71,406
Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	439,822	(152,488)
(Increase) decrease in other current assets	(108,957)	5,018
Increase (decrease) in accounts payable	(4,515)	7,173
Increase (decrease) in accrued expenses and taxes	(106,159)	299,278

Net cash provided by (used in) operating activities	(109,043)	131,852

Investing Activities:
Purchases of property and equipment	24,635	(55,264)

Net cash used in investing activities	24,635	(55,264)

Financing Activities:
Proceeds from issuance of stock warrants	-	-
Proceeds from bank credit facility	9,592	4,780
Proceeds from stockholder notes	-	-
Repayment of long-term debt	(766,939)	(475,913)
Proceeds from issuance of common stock	763,303	369,937

Net cash provided by financing activities	5,956	(101,196)

Net (decrease) increase in cash and cash equivalents	(78,452)	(24,608)

Cash and cash equivalents at beginning of period	45,388	62,471

Cash and cash equivalents at end of period	$(33,065)	$37,863

The accompanying notes are an integral part of these financial statements.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 1 - Organization

Debut Broadcasting Corporation, Inc. (the “Company”) is located in Nashville, Tennessee and conducts business from its principal executive office at 1011 Cherry Avenue, Suite B, Nashville, TN 37203.  The Company relocated to the current office location on March 31, 2010.  The Company produces and distributes syndicated radio programs to radio stations across the United States and Canada.  In addition, the Company owns six radio stations in Mississippi. The company operates two of these radio stations and operates one radio station in Virginia under a consulting agreement.

The Company maintains radio syndication in Nashville and produces and distributes 9 radio programs, which are broadcast over approximately 1,000 radio station affiliates.  These radio programs have an estimated 30 million U.S. listeners per week. In addition to its syndication services, the Company owns and operates a multi-media studio with audio, video and on-line content production capabilities.  This facility is located on Music Row in Nashville, Tennessee.  The Company also provides marketing, consulting and media buying (advertising) for its radio broadcast station customers in the United States.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

Advertising

The Company expenses advertising costs as they are incurred. Total advertising costs of  $0.00  and $2,681 are included in the financial statements for the three months ended September 30, 2011 and September 30, 2010, respectively. Total advertising costs of $15,300 and $17,420 are including in the financial statements for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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
September 30, 2011

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all of our owned and operated stations as of September 30, 2011

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
September 30, 2011

Note 2 - Basis of Presentation and Interim Results (continued)

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Note 3 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Debut Broadcasting will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of Debut Broadcasting as a going concern is dependent upon the continued financial support from its shareholders, the ability of Debut Broadcasting to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2011, Debut Broadcasting has accumulated losses since inception. These factors raise substantial doubt regarding Debut Broadcasting’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Debut Broadcasting be unable to continue as a going concern.

Note 4 - New Accounting Pronouncements

The company makes all reasonable efforts to comply with new accounting pronouncements, and believes to be in compliance with all current pronouncements as of September 30, 2011.

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 5 - Loss Per Share (continued)

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

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 5 - Loss Per Share (continued)

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
September 30, 2011

Note 5 - Loss Per Share (continued)

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

Note 6 - Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are computed using the straight-line method based upon estimated lives of assets ranging between three to thirty years. Property and equipment are summarized as follows:

	Estimated Useful Life	30-Sep-11	31-Dec-10
Land		$49,500	$49,500
Buildings and building improvements	5 – 10 years	155,689	155,689
Towers and studio equipment	5 - 30 years	441,540	441,540
Furniture, fixtures and equipment	3 – 7 years	401,279	351,309
Automotive	3 - 5 years	125,566	153,383
Property and Equipment		$1,173,574	$1,151,421

Accumulated depreciation		-604,552	-544,619
Property and equipment, net		$569,023	$606,802

Of the $569,023 in Net Property and Equipment as of September 30, 2011, a reduction of $19,303 in Automotive was taken due to the sale of a 2009 Kia Optima, and $24,300 was reduced from the termination of a contract for customer relationship management software.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 7 - Lines of Credit

On July 14, the company signed a promissory note for a revolving line of credit with Ronald Heineman, CEO.  The promissory note is secured by the accounts receivable of Debut Mississippi, and the line of credit is adjustable to 80% of current receivables.  The balance of the line of credit at September 30, 2001 and 2010 was $10,000 and $0 respectively.

On August, 30, 2011 the company signed a promissory note with Asher Enterprises, Inc., for $53,000.  The loan is secured by common stock of the Company.  The loan matures on July 1, 2012, and is payable at maturity along with accrued interest of 8% per annum.  The balance of the line of credit at September 30, 2011 and 2010 was $53,000 and $0 respectively.

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

Total interest expense associated with the shareholder loans for the three months ended September 30, 2011 and 2010 was $11,250 and $11,250 respectively.  Accrued interest due to shareholders was $22,500 and $0 as of September 30, 2011 and 2010, respectively.

Note 9 - Loans Payable

SunTrust Bank Loan

On August 28, 2009, the company converted an existing line of credit with SunTrust Bank into a new term loan.  The note requires monthly interest payment accruing at an initial rate of 6.0% and a current rate of 6.0% at September 30, 2011. The rate is subject to monthly changes based on an independent index plus 1.00%, and matures on November 28, 2011. The note is secured by personal guarantee of certain officers of the Company and all inventory, chattel paper, accounts, equipment and general intangibles existing or purchased by the wholly-owned subsidiary entity, Debut Broadcasting Mississippi, after the signing of the related agreement.  The principal balance at September 30, 2011 and 2010 was $425,763 and $463,416 respectively.

DEBUT BROADCASTING CORPORATION, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 9 - Loans Payable (continued)

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

As of June 30, 2011 Riverfalls and Diversified had notified the company that they wish to utilize their option to convert the outstanding balance of the loan to common stock of the company.   The loan has subsequently been converted to 14,509,024 shares of common stock of the company.  The balance of the loan at September 30, 2010 was $600,000.  The Riverfalls Financial loan additionally guarantied options to purchase 30,000,000 shares of common stock of the company on or before July 31, 2011 at a strike price of $0.05 per share; however, the option expired without being exercised.

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

The vehicles were both sold on October 9, 2011, eliminating the associated debts.

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

Total interest expense on the vehicle loans for the quarter ended September 30, 2011 and 2010 was $207 and $1,087, respectively.  Total interest expense on the vehicle loans for the nine months ended September 30, 2011 and 2010 was $1,381 and $3,740, respectively.  The principal balance of the vehicle loans as of September 30, 2011 and 2010 was $14,759 and $44,458 respectively.  At September 30, 2011 $4,225 was classified as the current portion of the loans.

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
September 30, 2011

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

Note 11 - Business Combinations

The company has entered into an asset purchase agreement with Delta Radio, LLC for the divestiture of the five owned and operated radio stations in the Mississippi Delta.  This transaction was approved with the Federal Communications Commission and is expected to close in the fourth quarter of 2011.

Note 12 – Subsequent Events

On October 17, 2011, the company terminated its LMA agreement with Holladay Broadcasting of Louisiana and ceased operations of the radio broadcast station KLSM.  The company anticipates maintaining similar revenue in the Vicksburg market with a significant decrease in cost with the elimination of the KLSM operating overhead.

On October 11, 2011, Holladay Broadcasting entered a plea for a default judgment against Debut Broadcasting Mississippi, Inc.  Holladay alledges that Debut Broadcasting Mississippi has defaulted on the owner financing note associated with the purchase of the station.  Debut Broadcasting Mississippi has retained counsel in Vicksburg, Mississippi and is defending itself against the allegations.

On November 10, 2011, the company issued 300,000 shares of stock to John Dash in association with the consulting agreement for the radio broadcast station WNBV in Grundy, Virginia.

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

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

We generated $154,244  in net revenue for the quarter ended September 30, 2011, a decrease of  $412,499, or 72.7%  compared to $566,743 for the quarter ended September 30, 2010.  The company has discontinued all excess inventory sales as it continues pursuing legal action against former employee Marcus Rowe and Nectar Media, LLC.  The company attributes the decline in revenue to the actions of Rowe and Nectar.

Advertising expense was $0.00 for the quarter ended September 30, 2011, a decrease of $2,681 or 100%, compared to $2,681 for the quarter ended September 30, 2010.  The company has not utilized any public relations firms or investor relations firms, which has resulted in an overall decrease in advertising expense.

Operating expenses were $364,379 for the quarter ended September 30, 2011; a decrease of $22,414 or 5.8%, compared to $386,793 for the quarter ended September 30, 2010.   This decrease is attributable to staffing and salary reductions pursuant to overall operational restructuring.

Depreciation and amortization expense was $30,123 for the quarter ended September 30, 2011 and September 30, 2010.

Interest expense was $17,500 for the quarter ended September 30, 2011; a decrease of $30,792 or 73.7% compared to $48,292  for the quarter ended September 30, 2010.  The decrease is due to the steady pay down of all debts, and the conversion of the Riverfalls Financial Partners note to common stock of the company.

As a result of the foregoing revenue and expenses, our overall net income or (loss) for the three-month period ending September 30, 2011 and September 30, 2010 was ($252,477) and $100,326, respectively.

For the Nine Months Ended September 30, 2011 and 2010

We generated $848,283 in net revenue for the nine months ended September 30, 2011, a decrease of $656,263, or 44.7% compared to $1,506,546 for the nine months ended September 30, 2010.  The company has discontinued all excess inventory sales as it continues pursuing legal action against former employee Marcus Rowe and Nectar Media, LLC.  The company attributes the decline in revenue to the actions of Rowe and Nectar.

Advertising expense was $15,300 for the nine months ended September 30, 2011 a decrease of $2,120 or 12.1% compared to $17,420 for the nine months ended September 30, 2010.  This decrease is due to staffing restructuring, and advertisements placed in 2010 to recruit high quality personnel to the company.

Operating expense was $1,088,622 a decrease of $293,579 or 21.2%, compared to $1,382,201 for the nine months ended September 30, 2010.  The reduction in operating expenses is attributable to general restructuring and elimination of general and administrative expenses, as well as certain personnel in the Nashville, TN corporate office.

Depreciation and amortization expense was $81,972 for the nine months ended September 30, 2010; an increase of $10,566 or 12.8% compared to $71,406 for the nine months ended September 30, 2010.  The primary reason for the increase relates to the disposal of the Kia Optima vehicle in the first quarter of 2011.

Interest expense was $83,316 for the nine months ended September 30, 2011; a decrease of $56.296, or 40.3% compared to $139,612 for the nine months ended September 30, 2010.  The reason for the decrease is conversion of the Riverfalls Financial Note to common stock of the company

As a result of the foregoing revenue and expenses, our overall net loss for the nine month period ending September 30, 2011 and September 30, 2010 was $411,204 and $98,536, respectively.

Liquidity and Capital Resources

As of September  30, 2011, our current assets in the amount of $1,262,704 consisted of  ($33,065)  in cash and cash equivalents, $280,786  in accounts receivable, $10,325  in prepaid expenses and $1,004,658 in unexercised stock warrants. As of  September 30, 2011, our current liabilities in the amount of $2,913,365, consisted of $890,786 in accounts payable, $130,712  in accrued expenses and taxes, $361,032 in notes payable to stockholders, $478,763 in lines of credit and $4225 in current portion of long term debt, and $1,035,523 in unexercised stock warrant loss. This combination of assets and liabilities resulted in a working capital deficit in the amount of $1,650,661.

We will require additional capital to execute our plan to grow through the acquisition of radio stations and radio station clusters. We do not presently have sufficient capital to make additional acquisitions.  We are in the process of divesting five radio stations that have consistently operated below expectations.  We are currently negotiating a stock acquisition of a small syndication network, a stock purchase of a radio broadcast station,  as well as a stock based acquisition of residual rights to a film media catalogue.  Additionally, we are seeking financing to grow our revenue stream through acquisition of radio station clusters in the Southern and Midwest United States.

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

Recent Events

Pending Acquisitions

During the third quarter of 2011 we began negotiation of a stock based acquisition of residual rights to a media film catalogue.  We anticipate finalizing this acquisition in the fourth quarter of 2011 or the first quarter of 2012.
During the third quarter of 2011 we negotiated the purchase of a radio broadcast station for 300,000 shares of common stock of the company.  During the fourth quarter of 2011 the license transfer documentation will be fied with the Federal Communications Commission.  We anticipate closing the acquisition in the first quarter of 2012.

Pending Dispositions

During the second quarter of 2011, we executed an agreement to sell the radio broadcast stations WNIX AM, WLTM FM, WIQQ FM, WNLA AM, and WNLA FM to Delta Radio LLC.  This disposition is approved by the FCC and anticipated to close in the fourth quarter of 2011.

Significant Employees

On October 23, 2011, Tamra Miller, a former employee, re-joined the company to fill the role of sales manager for the radio broadcast station WBBV in Vicksburg, Mississippi.  The company has realized immediate revenue growth in the market with the addition of Miller.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The company is engaged in legal proceedings against Marcus Rowe and  Nectar Media, LLC.  The case has been on hold pending assignment of a court date.  However, the company anticipates renewed vigor in their legal pursuits against Mr. Rower in the fourth quarter of 2011 and the first quarter of 2012.

The company is in engaged with legal proceedings with Holladay Broadcasting in Vicksburg, MS.  The company is defending itself against the allegations made by Mr. Holladay to the fullest extent possible.

The company is engaged in legal proceedings with Townsquare Media.  The case from Townsquare Media against the company was dismissed with prejudice and closed in July of 2011 in favor of the company, however, Townsquare Media is seeking to re-open the case and appeal the decision of the court.  The company is defending itself against these attempts to the fullest extent possible.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEBUT BROADCASTING CORPORATION, INC.

November 10, 2011                                                                               /s/ Sariah Hopkins
Sariah Hopkins
Chief Financial Officer